Form 10-Q
period 1996-07-31
MARKET AMERICA INC
filed 1996-09-13
CIK 880121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1996

                        Commission file number 000-23250

                              MARKET AMERICA, INC.
             (Exact name of registrant as specified in its charter)

       North Carolina                                           56-1784094
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                           7605-A Business Park Drive
                           Greensboro, North Carolina
                    (Address of principal executive offices)

                                      27409
                                   (Zip Code)

                                 (910) 605-0040
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    X                                 No
               -------                                 -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

                                   19,950,000

                                     PART I




ITEM 1               Statement of Financial Position as of July 31, 1996 and
                     April 30, 1996

                     Statement of Operations for the Three Month Periods Ended July 31, 1996 and 1995

                     Statement of Changes in Stockholders' Equity for the Three Month Periods Ended July 31, 1996 and 1995

                     Statement of Cash Flows for the Three Month Periods Ended July 31, 1996 and 1995

                     Notes to Financial Statements as of July 31, 1996

MARKET AMERICA, INC.                         Statement of Financial Position as
                                             Of July 31, 1996 and April 30, 1996
- --------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                             (Unaudited)
                                               July 31,               April 30,
                                                1996                    1996
                                             -----------              ---------
CURRENT ASSETS
    Cash                                     $11,036,179             $10,455,908
    Advances to employees                         12,100                   8,600
    Interest receivable                                                    1,236
    Notes receivable, employees                   28,176                  58,379
    Inventories                                1,559,408               1,020,117
    Prepaid expenses                               4,645                  17,147
                                             -----------             -----------
       Total current assets                   12,640,508              11,561,387
                                             -----------             -----------

PROPERTY AND EQUIPMENT
    Furniture and equipment                      621,848                 588,455
    Software                                     128,840                 128,840
    Leasehold improvements                         2,570                   2 570
                                             -----------             -----------
       Total property and equipment              753,258                 719,865
    Less accumulated depreciation                202,220                 176,966
                                             -----------             -----------
       Net property and equipment                551,038                 542,899
                                             -----------             -----------

OTHER ASSETS
    Investments                                                          130,000
    Deposits                                         681                     681
    Notes receivable, employees                    3,317                   3,317
                                             -----------             -----------
       Total other assets                          3,998                 133,998
                                             -----------             -----------
TOTAL ASSETS                                 $13,195,544             $12,238,284
                                             ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
    Accounts payable                         $ 1,193,604              $1,024,429
    Sales and payroll taxes payable              149,334                 233,515
    Commissions payable                        1,048,744               1,842,806
    Accrued compensation                          52,475                 376,746
    Notes payable - related party                174,118                 292,714
    Current portion of obligation
      under capital lease                          3,066                   2,921
    Current portion of notes payable             241,900                 240,970
    Income taxes payable                       1,315,328               1,372,978
                                             -----------             -----------
     Total current liabilities                 4,178,569               5,387,079
                                             -----------             -----------
LONG-TERM DEBT, Including capital
    lease obligation, net of current
    portion                                      310,326                 324,355
                                             -----------             -----------
UNEARNED REVENUE                                 542,621                 357,101
                                             -----------             -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
    Common stock, $.00001 par value;
      800,000,000 shares authorized;
      19,950,000 issued and outstanding              199                     199
    Additional paid-in capital                    39,801                  39,801
    Retained earnings                          8,124,028               6,129,749
                                             -----------             -----------
       Total stockholders' equity              8,164,028               6,169,749
                                             -----------             -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $13,195,544             $12,238,284
                                             ===========             ===========

The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                               Statement of Operations for
                                                   The Three Month Periods Ended
                                                   July 31, 1996 and 1995
- --------------------------------------------------------------------------------

                                              July 31,                July 31,
                                                1996                    1995
                                              --------                --------

SALES                                        $15,684,671             $ 7,486,007

COST OF SALES                                  2,968,885               1,788,206
                                             -----------             -----------
GROSS PROFIT                                  12,715,786               5,697,801
                                             -----------             -----------
OPERATING EXPENSES
    Commissions                                7,014,274               3,336,950
    Salaries and wages                           868,023                 260,407
    Taxes and licenses                           140,257                 110,555
    Advertising and promotion                      4,981                     600
    Travel and entertainment                     257,942                  54,016
    Consulting                                   120,520                 502,196
    Freight                                      709,419                 312,452
    Professional fees                            114,607                 200,462
    Office                                        81,858                  71,752
    Insurance                                     61,152                  16,820
    Rent                                          50,215                  23,959
    Utilities                                     45,217                  43,398
    Depreciation and amortization                 25,254                  13,975
    Interest                                       9,508                   5,280
    Leases                                         8,360                   8,454
    Cleaning and maintenance                      16,197                  17,667
    Bad debts                                     46,353
    Miscellaneous                                    947                  48,313
                                             -----------             -----------
           Total operating expenses            9,575,084               5,027,256
                                             -----------             -----------
INCOME FROM OPERATIONS                         3,140,702                 670,545
                                             -----------             -----------
OTHER INCOME (LOSS)
    Interest                                     112,998                  37,520
    Loss on sale of assets                        (4,595)
    Miscellaneous                                 60,502                   3,677
                                             -----------             -----------
           Total other income                    168,905                  41,197
                                             -----------             -----------
INCOME BEFORE INCOME TAXES                     3,309,607                 711,742

PROVISION FOR FEDERAL AND
  STATE INCOME TAXES                           1,315,328                 281,937
                                             -----------             -----------
NET INCOME                                   $ 1,994,279             $   429,805
                                             ===========             ===========
NET INCOME PER SHARE                         $       .10             $       .02
                                             ===========             ===========

The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                       Statement of Changes in Stockholders'
                                           Equity for the Three Month Periods
                                           Ended July 31, 1996 and 1995
- --------------------------------------------------------------------------------

                     Common Stock        Additional
                 ---------------------    Paid-In       Retained
                  Shares       Amount     Capital       Earnings        Total
                 --------      ------    ----------     --------        -----
Balances at
April 30,
1995            19,950,000     $  199     $ 39,801     $  976,522     $1,016,522

Net income                                                429,805        429,805
                ----------     ------     --------     ----------     ----------
Balances at
July 31,
1995            19,950,000     $  199     $ 39,801     $1,406,327     $1,446,327
                ==========     ======     ========     ==========     ==========
Balances at
April 30,
1996            19,950,000     $  199     $ 39,801     $6,129,749     $6,169,749

Net income                                              1,994,279      1,994,279
                ----------     ------     --------     ----------     ----------
Balances at
July 31,
1996            19,950,000     $  199     $ 39,801     $8,124,028     $8,164,028
                ==========     ======     ========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                               Statement of Cash Flows For
                                                   The Three Month Periods Ended
                                                   July 31, 1996 and 1995
- --------------------------------------------------------------------------------

                                                  July 31,           July 31,
                                                    1996               1995
                                                  --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                   $ 1,994,279        $   429,805
    Add items not requiring the
     use of cash
      Loss on sale of assets                           4,595
      Depreciation and amortization                   25,254             13,975
      Consulting fees for note payable                                  400,000
    (Increase) in employee advances                   (3,500)           (16,520)
    Decrease in interest receivable                    1,236
    Decrease in notes receivable, employees           30,203
    (Increase) in inventories                       (539,291)          (276,245)
    (Increase) decrease in prepaid expenses           12,502            (36,617)
    Increase in accounts payable                     169,175            270,419
    (Decrease) in taxes payable                     (141,831)          (114,185)
    Increase (decrease) in commissions payable      (794,062)            86,250
    (Decrease) in accrued compensation              (324,271)           (94,570)
    (Decrease) in interest payable                                       (7,109)
    Increase in unearned revenue                     185,520             37,840
                                                 -----------        -----------
          Net cash provided from
            operating activities                     619,809            693,043
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment              (33,393)           (23,016)
    Sale of real estate investment                   125,405
                                                 -----------        -----------
          Net cash provided (used) from
            investing activities                      92,012            (23,016)
                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                       (131,550)
    Proceeds from notes payable                                           2,805
                                                 -----------        -----------
          Net cash provided (used) from
            financing activities                    (131,550)             2,805
                                                 -----------        -----------
NET INCREASE IN CASH                                 580,271            672,832

CASH AT BEGINNING OF PERIOD                       10,455,908          2,830,040
                                                 -----------        -----------
CASH AT END OF PERIOD                            $11,036,179        $ 3,502,872
                                                 ===========        ===========
SUPPLEMENTAL INFORMATION:
    Income taxes paid in cash                    $ 1,391,870        $   412,350
                                                 ===========        ===========
    Interest paid in cash                        $     9,124        $     7,109
                                                 ===========        ===========


The  accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                               Notes to Financial Statements
                                                   As of July 31, 1996
- --------------------------------------------------------------------------------

          The financial statements of Market America, Inc., included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Market America, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Market America's annual report on Form 10-K for the fiscal year ended April 30, 1996.

          The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     As of May 1, 1996, Market America, Inc., coming off a record year of sales growth, net income after tax, and earnings per share of $0.26, began its fifth year of operations. The Company's sales have grown from $1,321,874 in 1993, $9,931,946 in 1994, and $19,592,056 in 1995, to
                     $42,479,911 as of the year ended April 30, 1996. Sales for the first quarter ended July 31, 1996 were $15,684,671, an increase over the first quarter ended July 31, 1995 of 110%. Earnings per share has grown at an ever increasing percentage for the year ended from $0.0ll in 1994 and $0.04 in 1995 to $0.26 as of April 30, 1996. Earnings per share for the quarter ended July 31, 1996, is $0.10, representing a 400% increase over the quarter ended July 31, 1995. In regard to liquidity, as of July 31, 1996, current assets exceeded current liabilities by $8,461,939 for a current ratio of 3.02 to 1. This compares with an excess of current assets over current liabilities of $2,409,805 for a current ratio of 1.78 to 1 for the quarter ended July 31, 1995, representing a 70% increase.

                     The Company has shown continued success in the selection of market driven products for distribution through its ever-growing network of "Unfranchise [tm]" independent contractors known as Market America, Inc. Business Development Centers. Products currently leading in consumer popularity are in the growing markets of preventive health/homeopathic type nutritional food supplements that focus on antioxidants. In addition, alternative home care, home maintenance type products that are enzyme-based, chemical free and environmentally cohabitant are growing in popularity, specifically in stain removal, drain and pool cleaners and plant additives that enhance growth. Moving into the holiday season, management expects that the newly enhanced product lines of jewelry and designer fragrances will  enhance  second  and third  quarter sales.
                     The Company's product focus will continue to be on consumables that are highly market driven. Implementation has begun to compound the current growth of product sales by the use of One to One Marketing. This is expected to build customer loyalty through relationships cultivated to increase "share of customer." The philosophy is fairly simple, yet complex for other companies to implement. Through collaboration between supplier, manufacturer and customer, customer share (the amount of dollars spent each month by a customer through an "Unfranchise[tm]" is expected to dramatically increase. Market America, Inc., plans to compile accurate information that will allow for mass customization of products and services for customers. That is, supplying products that customers actually want in a convenient, enjoyable, time saving environment that will be competitively priced.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

                     New visibility and image enhancement programs have been put into place for Market America, Inc., with the establishment of a world-wide web site. The Company welcomes the world to visit its site address at WWW.MarketAmericaUSA.Com. This combines with the Company's ongoing public relations campaign that is expected to improve on the already steady growth of new Market America, Inc. "Unfranchises[tm]" that average one new "Unfranchise[tm]" opening every 15 minutes of every day.

                     To date, the geographic areas that have experienced phenomenal growth of Market America, Inc., Independent Distributorships have been those areas that developed meeting, training, and seminar systems. Management has begun to see the development of these systems west of the Eastern Seaboard and expects to realize the same type of growth as the National Meeting, Training, and Seminar
                     System (NMTSS) expands through North America in the last quarter of 1996 and throughout 1997.

                     Finally, Market America, Inc.'s, NMTSS provides Distributors everywhere with a standardized, coordinated, and comprehensive business introduction, training, motivational, and support system. Meetings are coordinated, publicized, and held in every geographical location where there is Distributor organizational growth.

                     The NMTSS is comprised of business briefings, training sessions, seminars, and conventions. Utilizing this system allows every Distributor access to expert speakers and trainers within Market America, Inc., and provides a means to build "Unfranchises[tm]" anywhere throughout the U.S., Canada, and the Caribbean.

                                    PART II



ITEM 1               LEGAL PROCEEDINGS

                     During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of previously reported proceedings.


ITEM 2               CHANGES IN SECURITIES

                     NONE


ITEM 3               DEFAULTS UPON SENIOR SECURITIES

                     NONE


ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The annual stockholders' meeting was held on August 19, 1996. The Company did not solicit proxies for the meeting, but supplied the stockholders with an Information Statement, a copy which was filed with the Commission on July 30, 1996. The slate nominated by management for election to the Board of Directors, as reported in the Information Statement, was elected in its entirety.


ITEM 5               OTHER INFORMATION

                     NONE


ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   EXHIBITS

                           The exhibits to this report are listed in the Exhibit Index, which is incorporated herein by reference.

                     (b)   REPORTS ON FORM 8-K

                           NONE

- --------------------------------------------------------------------------------
                                   SIGNATURES
- --------------------------------------------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARKET AMERICA, INC.
                                        (Registrant)




                                        ------------------------------------
                                        James H. Ridinger, President and CEO




                                        ------------------------------------

                                        Edward W. Faulkner, Controller

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX



Exhibit
Number                              Identification
- -------                             --------------

   2(1) Agreement and Plan of Merger dated as of October 1, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum
            (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

3(i)(1) Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

3(i)(2) Articles of Amendment of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3(ii) By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

   4(1) Article 2 of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

   4(2) Articles of Merger of Atlantis Ventures, Inc. and Market America, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

    27      Financial Data Schedule