Form 10-Q
period 1996-10-31
MARKET AMERICA INC
filed 1996-12-16
CIK 880121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 1996

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

          Yes    X                                 No
               -----                                   -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996.

                                   19,950,000

                                     PART I



ITEM 1     Statement of Financial Position as of
           October 31, 1996 and April 30, 1996

           Statement of Operations for the Three and Six
           Month Periods Ended October 31, 1996 and 1995

           Statement of Changes in Stockholders' Equity for the Three Month Periods Ended October
           31, 1996 and 1995

           Statement of Cash flows for the Three and Six Month Periods Ended October 31, 1996 and 1995

           Notes to Financial Statements as of October
           31, 1996

MARKET AMERICA, INC.             Statement of Financial Position as of
                                 October 31, 1996 and April 30, 1996
-----------------------------------------------------------------------

                                           (Unaudited)
                                           October 31,       April 30,
ASSETS                                         1996            1996
------                                     -----------     ------------
CURRENT ASSETS
  Cash                                     $13,580,725      $10,455,908
  Advances to employees                         21,364            8,600
  Interest receivable                                             1,236
  Notes receivable, employees                   68,670           58,379
  Inventories                                1,113,560        1,020,117
  Prepaid expenses                               9,167           17,147
                                           -----------      -----------
      Total current assets                  14,793,486       11,561,387
                                           -----------      -----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                      678,076          588,455
  Software                                     128,840          128,840
  Leasehold improvements                         2,570            2,570
                                           -----------      -----------
      Total property and equipment             809,486          719,865
  Less accumulated depreciation                229,966          176,966
                                           -----------      -----------
      Net property and equipment               579,520          542,899
                                           -----------      -----------
OTHER ASSETS
  Investments                                                   130,000
  Deposits                                         681              681
  Notes receivable, employees                                     3,317
                                           -----------      -----------
      Total other assets                           681          133,998
                                           -----------      -----------
TOTAL ASSETS                               $15,373,687      $12,238,284
                                           ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable                         $ 1,421,504      $ 1,024,429
  Sales and payroll taxes payable              176,045          233,515
  Commissions payable                        1,159,244        1,842,806
  Accrued compensation                          70,053          376,746
  Notes payable, related party                 177,623          292,714
  Current portion of obligation
    under capital lease                          3,218            2,921
  Current portion of notes payable             251,399          240,970
  Income taxes payable                       1,193,046        1,372,978
                                           -----------      -----------
      Total current liabilities              4,452,132        5,387,079
                                           -----------      -----------
LONG-TERM DEBT, including capital lease
  obligation, net of current portion           318,810          324,355
                                           -----------      -----------
UNEARNED REVENUE                               604,663          357,101
                                           -----------      -----------
STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
   800,000,000 shares authorized;
   19,950,000 issued and outstanding               199              199
  Additional paid-in capital                    39,801           39,801
  Retained earnings                          9,958,082        6,129,749
                                           -----------      -----------
      Total stockholders' equity             9,998,082        6,169,749
                                           -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                     $15,373,687      $12,238,284
                                           ===========      ===========

   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                          Statement of Operations for the
                                              Three and Six Month Periods Ended
                                              October 31, 1996 and 1995
-------------------------------------------------------------------------------

                             Three Month Periods Ended  Six Month Periods Ended
                             -------------------------  -----------------------
                             October 31,  October 31,  October 31,  October 31,
                                 1996         1995         1996         1995
                             -----------  -----------  -----------  -----------
SALES                        $15,498,785  $10,092,046  $31,183,453  $17,578,053
COST OF SALES                  2,755,257    1,941,177    5,724,139    3,729,383
                             -----------  -----------  -----------  -----------
GROSS PROFIT                  12,743,528    8,150,869   25,459,314   13,848,670
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Commissions                  7,261,106    4,666,593   14,275,380    8,003,543
  Salaries and wages             764,559      330,256    1,632,582      590,663
  Taxes                          156,784       75,286      297,041      185,841
  Advertising                      3,439       31,339        8,420       31,939
  Travel/entertainment            76,335       54,820      334,277      108,836
  Consulting                      79,200       77,010      199,720      579,206
  Freight                        806,084      359,339    1,515,503      671,791
  Professional fees              199,808       66,415      314,415      266,877
  Office                          60,338       53,253      142,196      125,005
  Insurance                       74,029       26,292      135,181       43,112
  Rent                           119,300       52,144      169,515       76,103
  Telephone/utilities             69,595       96,150      114,812      139,548
  Depreciation and
    amortization                  27,224       20,709       52,478       34,684
  Interest                         6,923       49,649       16,431       54,929
  Leases                          16,564        3,279       24,924       11,733
  Cleaning/maintenance            54,211        8,892       70,408       26,559
  Bad debts                       28,824       12,107       75,177       16,791
  Miscellaneous                    2,004       33,090        2,951       76,719
                             -----------  -----------  -----------  -----------
      Total operating
        expenses               9,806,327    6,016,623   19,381,411   11,043,879
                             -----------  -----------  -----------  -----------
INCOME FROM
  OPERATIONS                   2,937,201    2,134,246    6,077,903    2,804,791
                             -----------  -----------  -----------  -----------
OTHER INCOME (LOSS)
  Interest                      131,032       49,382      244,030       86,902
  Miscellaneous                  11,109       12,255       71,611       15,932
  Loss on sale of
    assets                                                 (4,595)
                             -----------  -----------  -----------  -----------
      Total other
        income                   142,141       61,637      311,046      102,834
                             -----------  -----------  -----------  -----------
INCOME BEFORE
  INCOME TAXES                 3,079,342    2,195,883    6,388,949    2,907,625

PROVISION FOR FEDERAL/
 STATE INCOME TAXES            1,245,288      815,699    2,560,616    1,097,636
                             -----------  -----------  -----------  -----------

NET INCOME                   $ 1,834,054  $ 1,380,184  $ 3,828,333  $ 1,809,989
                             ===========  ===========  ===========  ===========

NET INCOME PER SHARE         $       .09  $       .07  $       .19  $       .09
                             ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                      Statement of Changes in Stockholders'
                                          Equity for the Three Month Periods
                                          Ended October 31, 1996 and 1995
-------------------------------------------------------------------------------

                            Common Stock    Additional
                      ---------------------   Paid-In    Retained
                        Shares      Amount    Capital    Earnings      Total
                      ----------   --------  ---------   --------      -----

Balances at
July 31,
1995                  19,950,000     $199     $39,801   $1,406,327   $1,446,327

Net income                                               1,380,184    1,380,184
                      ----------     ----     -------   ----------   ----------

Balances at
October 31,
1995                  19,950,000     $199     $39,801   $2,786,511   $2,826,511
                      ==========     ====     =======   ==========   ==========

Balances at
July 31,
1996                  19,950,000     $199     $39,801   $8,124,028   $8,164,028

Net income                                               1,834,054    1,834,054
                      ----------     ----     -------   ----------   ----------

Balances at
October 31,
1996                  19,950,000     $199     $39,801   $9,958,082   $9,998,082
                      ==========     ====     =======   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                          Statement of Cash Flows For the
                                              Three and Six Month Periods Ended
                                              October 31, 1996 and 1995
-------------------------------------------------------------------------------

                                   Three Month Periods Ended  Six Month Periods Ended
                                   -------------------------  -----------------------
                                   October 31,  October 31,  October 31,  October 31,
                                      1996         1995         1996         1995
                                   -----------  -----------  -----------  -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net income                       $ 1,834,054   $1,380,184  $ 3,828,333   $1,809,989
  Add items not requiring use
   of cash
    Depreciation and amortization       27,746       20,709       53,000       34,684
    Consulting fees for note payable                                          400,000
  (Increase) in advances to employees   (9,264)     (13,570)     (12,764)     (30,090)
  (Increase) decrease in notes
    receivable to employees            (37,177)                   (6,974)
  Decrease in interest receivable                                  1,236
  (Increase) decrease in inventories   445,848      (99,302)     (93,443)    (375,547)
  (Increase) decrease in prepaid
    expenses                            (4,522)      32,831        7,980       (3,786)
  Increase (decrease) in accounts
    payable                            227,901      (22,088)     397,075      248,331
  Increase (decrease) in
    taxes payable                      (95,571)     665,967     (237,402)     551,782
  Increase (decrease) in
    commissions payable                110,500      202,900     (683,562)     289,150
  Increase (decrease) in accrued
    compensation                        17,578        6,076     (306,693)     (87,494)
  Increase (decrease) in unearned
    revenue                             62,038     (190,612)     247,562     (152,772)
  (Decrease) in interest payable                                               (7,109)
                                   -----------   ----------  -----------   ----------
      Net cash provided from
        operating activities         2,579,131    1,983,095    3,194,348    2,677,138
                                   -----------   ----------  -----------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of furniture and
    equipment                          (56,228)    (144,731)     (89,621)    (165,177)
  Decrease in deposits                                5,500                     5,500
  Sale of investments                                            130,000
                                   -----------   ----------  -----------   ----------
      Net cash provided (used) from
        investing activities           (56,228)    (139,231)      40,379     (159,677)
                                   -----------   ----------  -----------   ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Increase (decrease) in advances
    from shareholders                    3,505                  (115,091)
  Reduction in obligations under
    capital lease                       (1,389)                   (1,389)
  Increase (decrease) in notes
    payable                             19,527      (59,631)       6,570      (60,396)
                                   -----------   ----------  -----------   ----------
      Net cash provided (used) from
        financing activities            21,643      (59,631)    (109,910)     (60,396)
                                   -----------   ----------  -----------   ----------
TOTAL INCREASE IN CASH               2,544,546    1,784,233    3,124,817    2,457,065

CASH AT BEGINNING OF PERIOD         11,036,179    3,502,872   10,455,908    2,830,040
                                   -----------   ----------  -----------   ----------
CASH AT END OF PERIOD              $13,580,725   $5,287,105  $13,580,725   $5,287,105
                                   ===========   ==========  ===========   ==========

   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                          Statement of Cash Flows For the
                                              Three and Six Month Periods Ended
                                              October 31, 1996 and 1995
-------------------------------------------------------------------------------

                                   Three Month Periods Ended  Six Month Periods Ended
                                   -------------------------  -----------------------
                                   October 31,  October 31,  October 31,  October 31,
                                      1996         1995         1996         1995
                                   -----------  -----------  -----------  -----------
SUPPLEMENTAL INFORMATION
  Income taxes paid in cash         $1,336,364    $133,667   $2,728,234     $546,633
                                    ==========    ========   ==========     ========

  Interest paid in cash             $   17,173    $  3,031   $   26,297     $  6,249
                                    ==========    ========   ==========     ========


   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.                            Notes to Financial Statements
                                                As of October 31, 1996
-------------------------------------------------------------------------------


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of May 1, 1996, Market America, Inc., coming off a record year of sales growth, net income after tax, and earnings per share of $.26, began its fifth year of operations. The Company's sales have grown from $1,321,874 in 1993, $9,931,946 in 1994, and $19,592,056 in 1995, to $42,479,911 for the year ended
April 30, 1996. The sales for the first quarter ended July 31, 1996, were $15,684,671, an increase over the first quarter ended July 31, 1995, of 110%. The sales for the second quarter ended October 31, 1996, were $15,498,785, an increase over the second quarter ended October 31, 1995, of 54%. Earnings per share have grown consistently from $0.011 for the fiscal year of 1994, to $0.04 for the fiscal year of 1995, and to $0.26 for the fiscal year ending April 30, 1996. Earnings per share for the quarter ended July 31, 1996, were $0.10, representing a 400% increase over the quarter ended July 31, 1995. Earnings per share for the quarter ended October 31, 1996, was $.09, representing a 28.98% increase over the quarter ended October 31, 1995. In regard to liquidity, as of October 31, 1996, current assets exceeded current liabilities by $10,341,354 for a current ratio of 3.33 to 1.

The Company has been successful in the selection of market driven products for distribution through its ever-growing network of "UnfranchiseTM" independent contractors known as Market America, Inc. Business Development Centers. Products currently leading in consumer popularity are in the growing markets of preventive health/homeopathic type nutritional food supplements that focus on antioxidants. In addition, alternative home care, home maintenance type products that are enzyme-based, chemical free and environmentally cohabitant are growing in popularity; specifically in stain removal, drain and pool cleaners and plant additives that enhance growth. Moving into the holiday season, management expects that the reorganized line of jewelry will enhance the third quarter sales. The Company's product focus will continue to be on consumables that are highly market driven. Implementation has begun to compound the current growth of product sales by the use of One to One Marketing. This is expected to build customer loyalty through relationships cultivated to increase "share of customer". The philosophy is fairly simple, yet complex for other companies to implement. Through collaboration between supplier, manufacturer and customer, customer share (the amount of dollars expected to be spent each month by a customer through an "UnfranchiseTM") will dramatically increase. Market America, Inc., plans to compile accurate information that will allow for mass customization of products and services for customers. That is, supplying products that customers actually want in a convenient, enjoyable, time saving environment that will be competitively priced.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

New visibility and image enhancement programs have been put into place for Market America, Inc., with the establishment of a world wide web site. The Company welcomes the world to visit its site address at WWW.MarketAmericaUSA.Com. This combines with the Company's ongoing public relations campaign that is expected to improve on the already steady growth of new Market America, Inc., "UnfranchisesTM" that average one new "UnfranchiseTM" opening every 15 minutes of every day.

To date, the geographic areas that have experienced phenomenal growth of Market America, Inc. Independent Distributorships have been those areas that developed meeting, training, and seminar systems. Management has begun to see the development of these systems west of the Eastern Seaboard and expects to realize the same type of growth as the National Meeting, Training, and Seminar System (NMTSS) expands throughout North America in the last quarter of 1996 and throughout 1997.

Finally, Market America, Inc.'s NMTSS provides distributors everywhere with a standardized, coordinated, and comprehensive business introduction, training, motivational, and support system. Meetings are coordinated, publicized, and held in every geographical location where there is distributor organizational growth. The NMTSS is comprised of business briefings, training sessions, seminars, and conventions. Utilizing this system allows every distributor access to expert speakers and trainers within Market America, Inc., and provides a means to build "UnfranchisesTM" anywhere throughout US, Canada and the Caribbean.

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

            NONE


ITEM 5      OTHER INFORMATION

            NONE


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

            The exhibits to this report are listed in the Exhibit
            Index, which is incorporated herein by reference.

            (b)  REPORTS ON FORM 8-K

                 NONE

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARKET AMERICA, INC.
                                        (Registrant)




                                        -----------------------------
                                        James H. Ridinger,President
                                        and CEO






                                        -----------------------------
                                        Edward W. Faulkner, Controller

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX



Exhibit
Number                              Identification
-------                             --------------

   2(1) Agreement and Plan of Merger dated as of October 1, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum
            (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

3(i)(1) Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

3(i)(2) Articles of Amendment of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3(ii) By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

   4(1) Article 2 of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

   4(2) Articles of Merger of Atlantis Ventures, Inc. and Market America, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

    27      Financial Data Schedule*
----------
*Filed herewith