Form 10-Q
period 1997-01-31
MARKET AMERICA INC
filed 1997-03-17
CIK 880121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1997: 19,950,000

                                     PART I


ITEM 1 Statement of Financial Position as of January 31, 1997 and April 30, 1996

       Statement of Operations for the Three and Nine Month Periods Ended January 31, 1997 and January 31, 1996

       Statement of Changes in Stockholders' Equity for the Three Month Periods Ended January 31, 1997 and January 31, 1996

       Statement of Cash Flows for the Three and Nine Month Periods Ended January 31, 1997 and January 31, 1996

       Notes to Financial Statements as of January 31, 1997

MARKET AMERICA, INC.                       Statement of Financial Position as of
                                             January 31, 1997 and April 30, 1996
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                 (Unaudited)
                                                 January 31,         April 30,
                                                    1997                1996
                                                -----------         -----------
CURRENT ASSETS
    Cash                                        $13,704,811         $10,455,908
    Advances to employees                             3,100               8,600
    Interest receivable                                                   1,236
    Notes receivable, employees                      67,349              58,379
    Inventories                                   1,156,511           1,020,117
    Prepaid federal income tax                      220,858
    Prepaid expenses                                 72,990              17,147
                                                -----------         -----------
        Total current assets                     15,225,619          11,561,387
                                                -----------         -----------
PROPERTY AND EQUIPMENT
    Furniture and equipment                         732,034             588,455
    Software                                        128,840             128,840
    Leasehold improvements                            2,570               2,570
                                                -----------         -----------
        Total property and equipment                863,444             719,865
    Less accumulated depreciation                   260,252             176,966
                                                -----------         -----------
        Net property and equipment                  603,192             542,899
                                                -----------         -----------
OTHER ASSETS
    Investments                                                         130,000
    Deposits                                            681                 681
    Notes receivable, employees                                           3,317
                                                -----------         -----------
        Total other assets                              681             133,998
                                                -----------         -----------
TOTAL ASSETS                                    $15,829,492         $12,238,284
                                                ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Accounts payable                            $   861,600        $  1,024,429
    Sales and payroll taxes payable                 148,629             233,515
    Commissions payable                           1,224,454           1,842,806
    Accrued compensation                             49,178             376,746
    Notes payable, related party                    165,700             292,714
    Current portion of obligation under
      capital lease                                   3,375               2,921
    Current portion of notes payable                251,361             240,970
    Income taxes payable                            224,004           1,372,978
                                               ------------        ------------
        Total current liabilities                 2,928,301           5,387,079
                                               ------------        ------------
LONG-TERM DEBT, Including capital lease
    obligation, net of current portion              301,937             324,355
                                               ------------        ------------
UNEARNED REVENUE                                    694,048             357,101
                                               ------------        ------------
STOCKHOLDERS' EQUITY
    Common stock $.00001 par value;
      800,000,000 shares authorized;
      19,950,000 shares issued and
      outstanding                                      199                  199
    Additional paid-in capital                      39,801               39,801
    Retained earnings                           11,865,206            6,129,749
                                               -----------          -----------
        Total stockholders' equity              11,905,206            6,169,749
                                               -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $15,829,492          $12,238,284
                                               ===========         ============

   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.        Statement of Cash Flows for the Three and Nine Month
                             Periods Ended January 31, 1997 and January 31, 1996
--------------------------------------------------------------------------------

                                               Three Months Periods Ended    Nine Months Periods Ended
                                               --------------------------    -------------------------
                                               January 31,    January 31,    January 31,    January 31,
                                                   1997           1996           1997           1996
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $ 1,907,124    $ 1,075,914    $ 5,735,457    $ 2,885,903
    Add items not requiring the use of cash:
      Depreciation and amortization                 30,286         18,117         83,286         52,801
    Decrease in advances to employees               18,264         10,646          5,500          5,556
    (Increase) decrease in notes receivable          1,321        (48,929)        (5,656)       (48,929)
    Decrease in interest receivable                                                1,236
    (Increase) decrease in inventories             (42,951)        67,748       (136,394)      (307,799)
    (Increase) in prepaid expenses                 (63,823)       (26,967)       (55,843)       (30,753)
    (Increase) in prepaid income taxes            (220,858)                     (220,858)
    Increase (decrease) in accounts payable       (559,904)      (186,692)      (162,829)         8,100
    Increase (decrease) in taxes payable          (996,458)      (103,763)    (1,233,860)       511,666
    Increase (decrease) in commissions payable      65,210        (10,600)      (618,352)       278,550
    Increase (decrease) in accrued compensation    (20,875)         3,888       (327,568)       (83,606)
    Increase (decrease) in unearned revenue         89,385         84,660        336,947        (68,112)
    (Decrease) in notes payable, related parties   (11,923)                     (127,014)
    (Decrease) in notes payable                    (16,007)                       (9,434)
    (Decrease) in interest payable                                                               (7,109)
                                               -----------    -----------    -----------    -----------
  NET CASH FLOWS PROVIDED FROM
    OPERATING ACTIVITIES                           178,791        884,022      3,264,618      3,196,268
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment              (53,958)       (16,769)      (143,579)      (184,516)
  Decrease in deposits                                                                            5,500
  Sale of investments                                                            130,000
                                               -----------    -----------    -----------    -----------
  NET CASH FLOWS (USED)
    FROM INVESTING ACTIVITIES                      (53,958)       (16,769)       (13,579)      (179,016)
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction in obligations under capital lease        (747)                       (2,136)
  Increase (decrease) in notes payable                             (3,441)                      303,625
                                               -----------    -----------    -----------    -----------
  NET CASH FLOWS PROVIDED (USED)
    FROM FINANCING ACTIVITIES                         (747)        (3,441)        (2,136)       303,625
                                               -----------    -----------    -----------    -----------
  TOTAL INCREASE IN CASH                           124,086        863,812      3,248,903      3,320,877

  CASH AT BEGINNING OF PERIOD                   13,580,725      5,287,105     10,455,908      2,830,040
                                               -----------    -----------    -----------    -----------
  CASH AT END OF PERIOD                        $13,704,811    $ 6,150,917    $13,704,811    $ 6,150,917
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.  Statement of Changes in Stockholders' Equity for the Three
                       Month Periods Ended January 31, 1997 and January 31, 1996
--------------------------------------------------------------------------------


                                      Common Stock      Additional
                                  -------------------    Paid-in      Retained
                                    Shares     Amount    Capital      Earnings        Total
                                  ----------   ------   ----------   -----------   -----------
Balances at October 31, 1995      19,950,000    $199     $39,801     $ 2,751,403   $ 2,791,403

Net income                                                             1,075,914     1,075,914
                                  ----------    ----     -------     -----------   -----------

Balances at January 31, 1996      19,950,000    $199     $39,801     $ 3,827,317   $ 3,867,317
                                  ==========    ====     =======     ===========   ===========

Balances at October 31, 1996      19,950,000    $199     $39,801     $ 9,958,082   $ 9,998,082

Net income                                                             1,907,124     1,907,124
                                  ----------    ----     -------     -----------   -----------

Balances at January 31, 1997      19,950,000    $199     $39,801     $11,865,206   $11,905,206
                                  ==========    ====     =======     ===========   ===========


   The accompanying notes are an integral part of these financial statements.

MARKET AMERICA, INC.        Statement of Operations for the Three and Nine Month
                             Periods Ended January 31, 1997 and January 31, 1996
--------------------------------------------------------------------------------

                                   Three Months Periods Ended    Nine Months Periods Ended
                                   --------------------------    -------------------------
                                   January 31,    January 31,    January 31,    January 31,
                                       1997           1996           1997           1996
                                   -----------    -----------    -----------    -----------
SALES                              $15,960,661    $10,279,955    $47,144,117    $27,858,008

COST OF SALES                        3,345,007      2,248,549      9,069,149      5,977,932
                                   -----------    -----------    -----------    -----------
GROSS PROFIT                        12,615,654      8,031,406     38,074,968     21,880,076
                                   -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Commissions                      7,820,018      4,647,010     22,095,398     12,650,553
    Salaries                           869,832        394,650      2,502,414        985,313
    Taxes                               81,948        114,057        378,989        299,898
    Advertising                         11,050          5,480         19,470         37,419
    Travel/entertainment                43,771         39,602        378,048        148,438
    Consulting                         102,354        147,096        302,074        726,302
    Freight                            561,638        452,695      2,077,141      1,124,486
    Professional fees                    4,363         65,071        318,778        331,948
    Office                             100,150         63,414        242,346        188,419
    Insurance                           17,152         31,836        152,333         74,948
    Rent                                56,907         62,086        226,422        138,189
    Telephone/utilities                 28,665         50,926        143,477        190,474
    Depreciation/amortization           30,286         18,117         82,764         52,801
    Interest                             1,377         58,671         17,808        113,600
    Leases                               4,178          4,746         29,102         16,479
    Cleaning/maintenance                10,760         12,256         81,168         38,815
    Bad debt expense                    33,832                       109,009
    Miscellaneous                        2,399         62,547          5,350        156,057
                                   -----------    -----------    -----------    -----------
        Total operating expenses     9,780,680      6,230,260     29,162,091     17,274,139
                                   -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS               2,834,974      1,801,146      8,912,877      4,605,937
                                   -----------    -----------    -----------    -----------
OTHER INCOME (LOSS)
    Interest                           152,945         67,252        396,975        154,154
    Miscellaneous                       62,369         25,468        133,980         41,400
    Loss on sale of assets                                            (4,595)
                                   -----------    -----------    -----------    -----------
        Total other income             215,314         92,720        526,360        195,554
                                   -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES           3,050,288      1,893,866      9,439,237      4,801,491

PROVISION FOR FEDERAL/STATE
    INCOME TAXES                     1,143,164        817,952      3,703,780      1,915,588
                                   -----------    -----------    -----------    -----------
NET INCOME                         $ 1,907,124    $ 1,075,914    $ 5,735,457    $ 2,885,903
                                   ===========    ===========    ===========    ===========

NET INCOME PER SHARE               $       .09    $       .05    $       .28    $       .14
                                   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As of May 1, 1996, the Company, coming off of a record year of sales growth, net income after tax, and earnings per share of $.26, began its fifth year of operations. The Company's sales have grown from $1,321,874 in fiscal 1993; $9,931,946 in fiscal 1994; and $19,592,056 in fiscal
       1995; to $42,479,911 in the fiscal year ended April 30, 1996. The sales for the first quarter ended July 31, 1996 were $15,684,671, an increase over the first quarter ended July 31, 1995, of 110%. The sales for the second quarter ended October 31, 1996, were $15,498,785, an increase over the second quarter ended October 31, 1995, of 54%. The sales for the third quarter ended January 31, 1997, were $15,960,661, an increase over the third quarter ended January 31, 1996, of 55%. Earnings per share were $.011 for the fiscal year ended April 30, 1994, $.04 for the fiscal year ended April 30, 1995, and $.26 for the fiscal year ended April 30, 1996. Earnings per share for the quarter ended January 31, 1997, were $.09, representing an 80% increase over the $.05 per share reported for the quarter ended January 31, 1996. Earnings per share for the cumulative nine month period ended January 31, 1997, were $.28, a 100% increase over the $.14 earnings per share for the cumulative nine month period ended January 31, 1996. In regard to liquidity, as of January 31, 1997, current assets exceeded current liabilities by $12, 297,318 for a current ratio of 5.2 to 1.

       The Company has been successful in the selection of market driven products for distribution through its ever-growing network of "Unfranchise[TM]" independent contractors known as Market America Business Development Centers. Products currently leading in consumer popularity are in the growing market of preventative health/homeopathic nutritional food supplements that focus on antioxidants. In addition, unique residential maintenance products that are enzyme-based, chemical free and environmentally cohabitant are growing in popularity, specifically in stain- removal, drain and pool cleaners and plant additives that enhance growth. The Company has recently announced the resumption of unlimited purchases of its most popular product, Thermochrome Select, which had been limited. The Company's product focus will continue to be on consumables that are highly market driven. Implementation has begun to compound the current growth of product sales by the use of One to One Marketing. This is expected to build customer loyalty through relationships cultivated to increase "share of customer." The philosophy is fairly simple, yet complex for other companies to implement. Through collaboration between the Company, supplier, manufacturer, customer manager, and customer, customer share (the amount of dollars expected to be spent each month by a customer through the "Unfranchise"[TM]) is expected to increase. Market America, Inc. plans to compile accurate information that will allow for mass customization of products and services for customers, that is, supplying products that customers actually want in a convenient, enjoyable, time saving environment that will be competitively priced.

       New visibility and image enhancement programs have been put into place for Market America, Inc. with the establishment of a world wide web site. The Company welcomes the world to visit its site address at
       WWW.Market.AmericaUSA.Com. This combines with the Company's ongoing public relations campaign that is expected to improve on the already steady growth of new Market America, Inc. Unfranchises[TM] that average one new Unfranchise[TM] opening every 10 minutes of every day.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

       To date, the geographic areas that generally have experienced growth of Market America, Inc. Independent Distributorships have been those areas that developed meeting, training, and seminar systems. Management has begun to see the development of these systems west of the Eastern Seaboard and expects to realize the same type of growth as the National Meeting, Training, and Seminar System (NMTSS) expands throughout North America in 1997. Market America, Inc.'s NMTSS provides Distributors everywhere with a standardized, coordinated, and comprehensive business introduction, training, motivational, and support system. Meetings are coordinated, publicized, and held in every geographical location where there is Distributor organizational growth. The NMTSS is comprised of business briefings, training sessions, seminars, and conventions. Utilizing this system allows every Distributor access to expert speakers and trainers within Market America, Inc. and provides a means to build Unfranchises[TM] anywhere throughout the U.S., Canada, and the Caribbean.

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

                  (b)  REPORTS ON FORM 8-K

                       NONE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MARKET AMERICA, INC.
                                            (Registrant)



Date                                        /s/
     ----------------------                 ------------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer
                                             and Principal Financial Officer)

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

---------------
*  Filed herewith