Form 10-K
period 1997-04-30
MARKET AMERICA INC
filed 1997-08-13
CIK 880121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 30, 1997         Commission File No. 000-23250

                              MARKET AMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            North Carolina                                     56-1784094
    -------------------------------                       ----------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

      7605-A Business Park Drive
            Greensboro, NC                                        27409
    -------------------------------                             ---------
    (Address of Principal Executive                            (Zip Code)
               offices)


                                 (910) 605-0040
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:
                                      None
                                (Title of Class)

         Securities Registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.00001 per share
                                (Title of Class)

Check if the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates (based on the August 5, 1997 closing sale price of $6.375) was $34,982,258 million. The Common Stock is traded over-the-counter and quoted through the OTC Bulletin Board. As of August 5, 1997, 19,950,000 shares of the Common Stock were outstanding.

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held September 30, 1997, is incorporated by reference to Part III, Items 10, 11, 12 and 13 of this report.

================================================================================

                                    1. PART I

ITEM 1.             DESCRIPTION OF BUSINESS

General

        Market America, Inc. ("Market America" or the "Company") is a product brokerage company that markets a wide range of consumer-oriented products and services through a network of independent distributors. The Company was founded in 1992 by James H. Ridinger, and has experienced substantial growth in revenue and net income in recent years.

        The Company's product lines include health and nutrition products, personal care products, cosmetics, fragrances, telecommunications services, and home cleaning products. The Company's distributors are compensated through a proprietary network marketing plan. As of April 30, 1997, the Company had 73,000 distributors in all 50 U.S. states, Canada, Puerto Rico and the Bahamas.

        The results of the Company's performance during fiscal 1997 are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report. That section should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1.

        The Company's principal executive offices and national distribution center are located at 7605-A Business Park Drive, Greensboro, North Carolina 27409. Its telephone number at that address is (910) 605-0040.

Products and Services

        The Company maintains the following product lines, which the Company calls "stores" in connection with its network marketing plan: health and nutrition products, custom-blended cosmetics, custom-fit blue jeans, jewelry, photo services, personal and skin care products, fragrances, security products, cleaning and other home care supplies, water filtrators, personalized training and self help programs, telecommunications services, personal financial management tools and automotive supplies.

        The Company obtains its products from third-party sources. It does not engage in any manufacturing activities. All of the Company's products are marketed as proprietary product lines with proprietary trade names or under trade names of the supplier or manufacturer under exclusive contracts or with exclusive rights residing in the Company. This strategy helps provide the Company with flexibility to enter new markets, offer recently popular products and avoid the capital requirements and liability exposure frequently involved in developing and manufacturing products.

        In the fiscal year ended April 30, 1997, the Company's sales of products exceeding 10% of sales revenue included 27% from the Company's primary antioxidant product and 18% from the Company's primary weight management product. No other product represented more than 10% of sales revenues.

        The Company continually searches for new products and services. It seeks out emerging trends in consumer-oriented products and services and innovative product breakthroughs. The management team, in response to suggestions from the field distributors, analyze sales trends, meets with manufacturers' research and development departments, and attempts to maintain optimum levels of inventory from a mix and volume perspective.

Marketing

        The Company markets its products and services directly to consumers through a network of independent distributors under a proprietary network marketing plan.

        The Company's marketing plan departs from concepts and structures found in traditional multi-level marketing and direct sales programs. It has been designed to address many of the problems traditionally associated with such programs. Distributors are not required to purchase any inventory and have small monthly sales quotas. Most of the Company's distributors sell its products on a part-time basis for supplemental income. The Company also has developed sophisticated software that tracks each distributor's sales volumes and commission payouts.

        The Company refers to its concept of bringing established companies and product lines under its marketing umbrella as the "mall without walls." Each product line is promoted to distributors as a "store." Each store is individually packaged as a self-sufficient business with its own identity, trademarks, training material and marketing support. A Market America distributor can specialize exclusively in one store or can choose to sell a number of product lines. The concept is similar to being a manufacturer's representative for one or more product lines, with the products of different manufacturers coming under the same marketing plan. This enables a distributor's volume from various product lines to be combined to maximize commission earnings. It also permits the Company and its distributors to change their marketing directions when confronted with new product trends, price compression, regulatory actions and other factors that affect their marketing.

        Market America supports its independent distributors in a variety of ways. The Company provides product and marketing support, sales conventions and a variety of training materials and programs. From July 1996 to July 1997, the Company held the following regional conventions:

                       Region 1 -     April 1997 in Boston, MA
                       Region 2 -     May 1997 in York, PA
                       Region 3 -     October 1996 in Atlanta, GA
                       Region 4 -     September 1996 in Chicago, IL.
                       Region 5 -     November 1996 in Dallas, TX
                       Region 6 -     April 1997 in Minneapolis, MN
                       Region 7 -     April 1997 in Portland, OR
                       Region 8 -     March 1997 in San Diego, CA

The Company has sponsored a leadership school in Fort Lauderdale, Florida, during the past year.

        The Company's current marketing efforts focus on high interest areas of the United States and Canada. The Company also is focusing on mass customization (share of customer) "one-to-one marketing," a marketing strategy introduced at its July 1996 convention. The Company initiated its "Preferred Customer" program during the 1997 fiscal year as an extension of its "one-to-one marketing" strategy. The Company is now seeking to build relationships with manufacturers capable of responding to the individual needs of its "Preferred Customers."

        The fifth annual Market America, Inc. convention was held in July 1997 at the Koury Convention Center, Greensboro, North Carolina, with over 15,000 people in attendance. It is expected that this huge response will translate, as it did last year, into major increases in sales and number of distributors in the ensuing months.

Government Regulation

        The Company is subject to extensive laws and regulations, including those governing the content, packaging, labeling, distribution, sale and storage of certain of its products and those governing product claims and advertising.

        In addition, the Company's network marketing system is or may be subject to or affected by extensive government regulation, including, without limitation, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. The Company believes that it is in compliance with these requirements and maintains communications regularly with regulatory authorities in a number of jurisdictions. Additionally, an adverse determination by any one state could influence the decisions of regulatory authorities in other jurisdictions. Any or all of these factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential distributors. Although the regulations governing network marketing are complex and vary from state to state, the Company believes that it is in compliance with the regulations and interpretations of the various regulatory authorities.

        Thermogenic weight management products have contributed significantly to the Company's revenues. One of the ingredients in these products is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity relating to alleged harmful effects, including the deaths of several individuals. On April 10, 1996, the U.S. Food and Drug Administration issued a statement warning consumers not to purchase or ingest dietary supplements containing natural sources of ephedrine that are claimed to produce certain effects (none of which are claimed by the Company's products), and the FDA stated that it intended to issue a proposed regulation regarding ephedrine-containing products by December 31, 1996. On June 4, 1997, the FDA announced proposed rulemaking to control ephedrine products. There can be no assurance that the FDA will not succeed in to imposing additional regulations, possibly prohibiting, limiting potencies or placing other restrictions, on the sale of such products. The herbal industry opposes such action and is pursuing legal, political and scientific solutions.

Competition

        The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market health and nutrition products and cosmetics, as well as other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its marketing plan provides its distributors with significant earning potential and other features superior to those found in the marketing plans of other network marketing companies. There can be no assurance however, that the Company's programs for recruitment and retention of distributors will be successful.

        In addition, marketing health and nutrition products, cosmetics and certain other of the Company's products are highly competitive businesses. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers. The markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of the market.

Trademark, Trade Secret and Software Protection

        The Company has trademarked the terms "Market America's mall without walls" and "unfranchise," which are used to describe its retail concept and independent distributor system, respectively.

        The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Like other companies in the direct sales/network marketing industry, the Company does not have patent protection for its marketing plan. It therefore relies upon the copyright laws to protect against unauthorized copying of its software, and upon copyright and trade secret laws for the protection of the literature that explains the marketing plan. The Company also enters into confidentiality agreements with its distributors. Despite this protection, competitors could copy certain aspects of the Company's marketing plan or software or obtain information that the Company regards as a trade secret. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation. Further, there can be no assurance that any registered trademarks can be successfully defended. In any event, the Company believes that factors such as innovation, expertise and market responsiveness are more important than the legal protections described above.

History

        The Company is a North Carolina corporation. It was founded as a Delaware corporation in 1992. The Company merged with a public company in 1993. The merged company then changed its name to Market America, Inc. and moved its jurisdiction of incorporation to North Carolina, also in 1993.

Employees

        As of April 30, 1997 the Company had 180 full-time employees and no part-time employees. These numbers do not include the Company's distributors, who are independent contractors. The Company is not a party to any collective bargaining agreements, and considers its employee relations to be satisfactory.

Where to Get More Information

        As a public company, the Company files periodic reports and other information with the U.S. Securities and Exchange Commission. Copies of such information may be obtained upon payment of prescribed fees from the SEC's Public Reference Section at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Such information also may be accessed electronically at the SEC's World Wide Web site at http://www.sec.gov. Certain periodic reports and other information recently filed by the Company with the SEC may be accessed electronically at the Company's World Wide Web site at http://www.marketamericausa.com.

Forward-Looking Information

        Certain discussions in this report contain forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include decreases in sales volume or number of distributors, materially unfavorable regulatory action, loss of key personnel and changes in economic conditions.


ITEM 2.       PROPERTIES

        The Company leases 40,000 square feet of commercial space in an office park in Greensboro, North Carolina, which houses its executive offices and national distribution center. The lease expires on October 31, 1997. The Company currently is negotiating an extension of the lease.

ITEM 3.       LEGAL PROCEEDINGS

        In Wilson et al. v. Health Power Products, Inc. et al., No. 95-552,942 (140th District Court, Lubbock County, Texas), one of the plaintiffs alleges that he suffered seizures from ingestion of a single dosage of ThermaChrome 5000, an energy and weight maintenance product distributed by the Company, which is a defendant in the proceeding. The Company's insurer has undertaken the defense of this proceeding, and the Company and the insurer are vigorously opposing the claim of the plaintiffs for damages. Although it is not possible to predict the outcome of this litigation, management is of the opinion that it will not have a material impact on the Company.

        In Entin v. Health Power Products, Inc. et al., No. 17289/95 (Suffolk County, N.Y. Supreme Court), in which the Company is a defendant, the plaintiff alleges that she contracted Graves' disease from the ingestion of the Company's product, ThermaChrome 5000. The Company has been informed that Graves' disease is a genetically inherited disorder. Defense of this claim is being pursued vigorously by the Company's insurer. Although it is not possible to predict the outcome of this litigation, management is of the opinion that it will not have a material impact on the Company.

        The Company has reached a settlement in a lawsuit instituted in 1993, Larry A. Masi v. Market America, Inc. et al., Civil Case No. 95-CV-6374 (JEI) (D. N.J.), in which the bankruptcy trustee for Larry A. Masi alleged that he was entitled to Common Stock of the Company and damages. Under the settlement, the Company agreed to make payments to the bankruptcy trustee in the amount of $400,000, $25,000 of which already has been paid by the Company. The remaining $375,000 was scheduled to be paid in installments over 30 months, without interest, following court approval of the settlement. The U.S. Bankruptcy Court for the District of New Jersey approved the settlement upon recommendation of the bankruptcy trustee. The only objection to the settlement was entered by Mr. Masi. None of Mr. Masi's creditors objected to the settlement. The U.S. District Court for New Jersey approved the settlement on Mr. Masi's appeal of the bankruptcy judge's order approving the settlement. Mr. Masi appealed the District Court's order pro se to the U.S. Court of Appeals, after the withdrawal of his lawyers from the case. The case is now pending before the Third Circuit.

        The Company is subject to other litigation from time to time arising from its operations, including litigation involving distributor terminations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

        The Company and several of its officers and employees have been affected by an investigation being conducted by the staff of the U.S. Securities and Exchange Commission since the Fall of 1994. The inquiry began as an investigation into the activities of persons operating out of Spokane, Washington who were responsible for attempting to take numerous companies, including the Company, public through a process involving a "reverse merger" with a public company shell in the early to mid-1990's. At the present time, the Company is unable to predict the outcome of the investigation or whether it might result in legal proceedings involving the Company or any of its officers or employees.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

        Market Information. The Company's Common Stock is traded over-the-counter. Quotations are published through the OTC Bulletin Board. The following table gives the range of quoted high and low bid prices for the Company's Common Stock for each quarter within fiscal years 1996 and 1997 and as of a recent date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        Quarter                                      Low Bid        High Bid
        -------                                      -------        --------

        May 1, 1995 to July 31, 1995                 $1.69          $2.00

        August 1, 1995 to October 31, 1995           $1.75          $5.12

        November 1, 1995 to January 31, 1996         $4.62          $11.24

        February 1, 1996 to April 30, 1996           $9.75          $12.00

        May 1, 1996 to July 31, 1996                 $8.50          $12.00

        August 1, 1996 to October 31, 1996           $6.00          $10.25

        November 1, 1996 to January 31, 1997         $5.12          $8.25

        February 1, 1997 to April 30, 1997           $4.00          $7.12

        The closing sale price of the Company's Common Stock on August 5, 1997 was $6.38.

        Holders. As of August 5, 1997, there were 383 holders of record of the Company's Common Stock.

        Cash Dividends. The Company has never paid cash dividends on its Common Stock, and currently has no plans to pay cash dividends. The Company intends to retain earnings to finance expansion and development of its business.

        ITEM 6      SELECTED FINANCIAL DATA

        The financial statements of the Company for the year ended April 30, 1997 were audited by Dixon, Odom and Co., L.L.P., independent certified public accountants. The financial statements of the Company for the four years ended April 30, 1996, 1995, 1994 and 1993 were audited by Terrence J. Dunne, independent certified accountant. The following data should be read in conjunction with the Company's audited financial statements and the notes thereto.


                     Year Ended       Year Ended       Year Ended       Year Ended      Year Ended
                      4-30-97          4-30-96          4-30-95          4-30-94         4-30-93
                      -------          -------          -------          -------         -------
Operating
Revenues           $  66,281,671    $  42,479,911    $  19,592,056    $  9,391,946    $  1,321,874

Net Income
(Loss)             $   8,471,221    $   5,153,227    $     794,767    $    212,210    $    (30,455)

Net Income
(Loss) Per
Share              $        0.43    $        0.26    $        0.04    $       0.01    $       (NIL)

Total Assets       $  21,691,428    $  12,238,284    $   3,619,045    $  1,274,761    $    325,782

Working
Capital            $  14,172,686    $   5,751,385    $   1,123,745    $    (27,686)   $   (191,833)



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

        Following is a schedule of selected financial statistics and ratios for the Company on a comparative basis for the three most recent fiscal years:



                  Fiscal           Current       Percentage      Current         Percentage
                 Year End          Assets          Change      Liabilities         Change
                 --------          ------          ------      -----------         ------

                 4-30-95        $   3,285,778     228.34%      $  2,162,033       110.23%
                 4-30-96        $  11,495,565     249.86%      $  5,744,180       165.68%
                 4-30-97        $  20,941,437      81.13%      $  6,768,751        17.84%

   Fiscal        Working     Percentage    Current     Percentage      Operating      Percentage
  Year End       Capital      Change        Ratio        Change         Income          Change
  --------      ---------   ----------    ---------    ----------      --------       --------

   4-30-95     $  1,123,745  4,158.89%      151.98%     4,158.89%      $  1,345,915     321.27%
   4-30-96     $  5,751,385    411.80%      200.12%        31.67%      $  8,220,599     510.78%
   4-30-97     $ 14,172,686    143.63%      309.38%        54.60%      $ 13,276,603      61.50%



        The primary current assets of the Company as of April 30, 1997 are cash and short-item investments of $19,618,812, and inventory in the amount of $1,244,586. Inventory turnover is high due to the type of products that the Company sells and the increasing demand for these products.

        In regard to liquidity, as of April 30, 1997, current assets exceeded current liabilities by $14,172,686, for a current ratio of 3.09 to 1. This compares with an excess of current assets over current liabilities of $5,751,385 as of April 30, 1996, for a current ratio of 2 to 1.

        Income from operations increased by 61.5% from $8,220,599 for the year ended April 30, 1996 to $13,276,603 for the year ended April 30, 1997. This increase was primarily due to a 56% increase in revenues from $42,479,911 to $66,281,671.

        Sales continued to increase for the fifth consecutive year. The primary reason for the continued increase in sales has been the increase in the number of independent distributors throughout the United States and Canada. The primary operating expense for the fiscal year ended April 30, 1997 was $29,645,933 in commissions to independent contract or salespeople through whom all sales were generated. Net income as a percentage of sales was 12.79% compared to 12.14% for the prior fiscal year. The Company anticipates continued strong growth in sales, and is also continuing to implement operating efficiencies in order to improve net income. The Company has experienced considerable growth in distributorships during the past two years. This growth can be attributed to concentrated efforts to expand the Company's national meeting and seminar program to its present level, as discussed under Item 1, "Description of Business--Marketing."

        Focus on "one to one marketing" with continued improvement of the Company's stores has caused new activity in the Company's inventory mix.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.

        Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                              MARKET AMERICA, INC.


                              FINANCIAL STATEMENTS


                             April 30, 1997 and 1996

================================================================================
MARKET AMERICA, INC.
================================================================================


TABLE OF CONTENTS


                                                                Page No.
                                                                --------

INDEPENDENT AUDITOR'S REPORT.................................       1

FINANCIAL STATEMENTS

  Balance Sheets.............................................       2

  Statements of Income.......................................       3

  Statements of Changes in Stockholders' Equity..............       4

  Statements of Cash Flows...................................       5

  Notes of Financial Statements..............................       7

================================================================================
MARKET AMERICA, INC.
================================================================================



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Market America, Inc.
Greensboro, North Carolina


We have audited the accompanying balance sheet of Market America, Inc. as of April 30, 1997 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Market America, Inc. as of April 30, 1996 and for the years ended April 30, 1996 and 1995, were audited by another auditor whose report dated July 5, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Market America, Inc. as of April 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Dixon, Odom & Co., L.L.P


Greensboro, North Carolina
August 1, 1997

MARKET AMERICA, INC.

BALANCE SHEETS

April 30, 1997 and 1996
================================================================================



                                                                                      1997              1996
                                                                               --------------     -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                           $   2,323,943     $  10,386,088
   Short-term investment (Note 2)                                                  17,294,869                 -
   Notes receivable, employees (Note 3)                                                58,095            61,696
   Inventories (Note 1)                                                             1,244,586         1,020,117
   Other current assets                                                                19,944            27,664
                                                                                -------------     -------------

                                                        TOTAL CURRENT ASSETS       20,941,437        11,495,565
                                                                                -------------     -------------

PROPERTY AND EQUIPMENT (Notes 1 & 4)
   Furniture and equipment                                                            839,057           588,455
   Software                                                                           128,840           128,840
   Leasehold improvements                                                               2,570             2,570
                                                                                -------------     -------------
                                                                                      970,467           719,865
   Less accumulated depreciation                                                      294,553           176,966
                                                                                -------------     -------------
                                                                                      675,914           542,899
                                                                                -------------     -------------

OTHER ASSETS
   Restricted cash (Note 4)                                                            74,077            69,820
   Long-term investments (Note 6)                                                           -           130,000
                                                                                -------------     -------------

                                                                                       74,077           199,820
                                                                                -------------     -------------

                                                                                $  21,691,428     $  12,238,284
                                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt (Note 4)                                   $     250,254     $     243,891
   Note payable - related party (Note 6)                                                    -           292,714
   Accounts payable                                                                 1,550,609         1,024,429
   Sales and payroll taxes payable                                                    283,268           233,515
   Commissions payable                                                              1,516,365         1,842,806
   Accrued compensation                                                               276,212           376,746
   Income taxes payable                                                             1,866,021         1,372,978
   Unearned revenue (Note 5)                                                        1,026,022           357,101
                                                                                -------------     -------------

                                                   TOTAL CURRENT LIABILITIES        6,768,751         5,744,180
                                                                                --------------    --------------

LONG-TERM DEBT (Note 4)                                                               281,707           324,355
                                                                                -------------     -------------

STOCKHOLDERS' EQUITY
   Common stock, $.00001 par value; 800,000.000 shares
     authorized; 19,950,000 issued and outstanding                                        199               199
   Additional paid-in capital                                                          39,801            39,801
   Retained earnings                                                               14,600,970         6,129,749
                                                                                -------------     -------------
                                                                                   14,640,970         6,169,749

                                                                                $  21,691,428     $  12,238,284
                                                                                =============     =============



--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 2

MARKET AMERICA, INC.

STATEMENTS OF INCOME

Years Ended April 30, 1997, 1996 and 1995
================================================================================



                                                                    1997              1996             1995
                                                                -------------    -------------     ------------

Sales                                                           $  66,281,671    $  42,479,911     $ 19,592,056
Cost of Sales                                                      12,249,121        9,173,672        4,343,000
                                                                -------------    -------------     ------------

                                                GROSS PROFIT       54,032,550       33,306,239       15,249,056
Operating Expenses
   Commissions                                                     29,645,933       18,643,914       10,336,579
   Salaries                                                         3,724,976        1,799,270          878,702
   Freight                                                          2,837,867        1,653,617          674,433
   Consulting                                                         377,234          885,345          593,158
   Rents                                                              389,862          239,387          111,084
   Depreciation and amortization                                      122,839           75,315           45,532
   Other operating expenses                                         3,657,236        1,788,792        1,263,653
                                                                -------------    -------------     ------------
                                                                   40,755,947       25,085,640       13,903,141
                                                                -------------    -------------     ------------

                                      INCOME FROM OPERATIONS       13,276,603        8,220,599        1,345,915

Other Income (Expense)
   Interest income                                                    595,651          232,855           49,917
   Interest expense                                                   (40,707)         (33,515)         (40,895)
   Loss on disposals of assets                                         (6,808)          (4,507)         (30,826)
   Miscellaneous income                                               451,051           89,678            4,455
                                                                -------------    -------------     ------------
                                                                      999,187          284,511          (17,349)
                                                                -------------    -------------     ------------

                                         INCOME BEFORE TAXES       14,275,790        8,505,110        1,328,566

Income Taxes (Note 8)                                               5,804,569        3,351,883          533,799
                                                                -------------    -------------     ------------

                                                  NET INCOME    $   8,471,221    $   5,153,227     $    794,767
                                                                =============    =============     ============

Net Income Per Share                                            $         .43    $         .26     $        .04
                                                                =============    =============     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 3

MARKET AMERICA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended April 30, 1997, 1996 and 1995
================================================================================



                                                      Common Stock               Additional
                                                 --------------------------        Paid-In         Retained
                                                 Shares           Amount           Capital         Earnings          Total
                                                 ------           ------           -------         --------          -----

BALANCE, April 30, 1994                          19,950,000    $        199     $     39,801    $     181,755    $    221,755

   Net income                                             -               -                -          794,767         794,767
                                              -------------    ------------     ------------    -------------    ------------

BALANCE, April 30, 1995                          19,950,000             199           39,801          976,522       1,016,522

   Net income                                             -               -                -        5,153,227       5,153,227
                                              -------------    ------------     ------------    -------------    ------------

BALANCE, April 30, 1996                          19,950,000             199           39,801        6,129,749       6,169,749

   Net income                                             -               -                -        8,471,221       8,471,221
                                              -------------    ------------     ------------    -------------    ------------

BALANCE, April 30, 1997                          19,950,000    $        199     $     39,801    $  14,600,970    $ 14,640,970
                                              =============    ============     ============    =============    ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 4

MARKET AMERICA, INC.

STATEMENTS OF CASH FLOWS

Years Ended April 30, 1997, 1996 and 1995
================================================================================




                                                                    1997              1996             1995
                                                                -------------    -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                   $   8,471,221    $   5,153,227     $    794,767
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                    122,839           75,315           45,532
     Loss on disposal of assets                                         6,808            4,507           30,826
     (Increase) in inventories                                       (224,469)        (569,935)        (264,788)
     (Increase) decrease in other current assets                        7,720          (21,427)           1,835
     Increase in accounts payable                                     526,180          310,617          320,763
     Increase in taxes payable                                        542,796        1,105,530          354,662
     Increase (decrease) in commissions payable                      (326,441)       1,340,007          249,200
     Increase (decrease) in accrued compensation                     (100,534)         246,652          130,094
     Increase in unearned revenue                                     668,921           44,901          312,200
     Increase in note payable (settlement)                                  -          400,000          147,000
     Increase (decrease) in interest payable                                -           (7,109)           7,109
                                                                -------------    -------------     ------------

                                        NET CASH PROVIDED BY
                                        OPERATING ACTIVITIES        9,695,041        8,082,285        2,129,200
                                                                -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (258,067)        (170,433)        (139,949)
   Purchase of long-term  investments                                       -         (130,000)           4,579
   Purchase of short-term investments                             (17,294,869)               -                -
   Proceeds from sale of long-term investments                        125,405                -                -
   (Increase) decrease in notes receivable, employees                   3,601          (61,696)               -
   Increase in restricted cash                                         (4,257)         (69,820)               -
                                                                -------------    -------------     ------------

                                          NET CASH USED FOR
                                        INVESTING ACTIVITIES      (17,428,187)        (431,949)        (135,370)
                                                                -------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (payments on) notes payable
    and long-term debt                                               (328,999)         (94,288)          28,270
                                                                -------------    -------------     ------------

                                        NET CASH PROVIDED BY
                             (USED FOR) FINANCING ACTIVITIES         (328,999)         (94,288)          28,270
                                                                -------------    -------------     ------------

                             NET INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS       (8,062,145)       7,556,048        2,022,100

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                              10,386,088        2,830,040          807,940
                                                                -------------    -------------     ------------

                                   CASH AND CASH EQUIVALENTS
                                             AND END OF YEAR    $   2,323,943    $  10,386,088     $  2,830,040
                                                                =============    =============     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 5

MARKET AMERICA, INC.

STATEMENTS OF CASH FLOWS
Years Ended April 30, 1997, 1996 and 1995
================================================================================




                                                                    1997              1996             1995
                                                                -------------    -------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the year for:


     Interest                                                   $      28,467    $      33,376     $     33,786
                                                                =============    =============     ============

     Income taxes                                               $   5,311,526    $   3,351,883     $    123,229
                                                                =============    =============     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 6

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997, 1996 and 1995
================================================================================


NOTE 1 o ORGANIZATION AND SIGNIFICANT POLICIES

Market America, Inc. is based in Greensboro, North Carolina. It was incorporated on April 27, 1992. The Company distributes a variety of consumer home-use products to the public through a network marketing concept which utilizes part-time independent contractors to sell these products. The Company supplies marketing information to these individuals in order to assist them in their sales efforts. The Company sells its products throughout the United States, Canada, Puerto Rico and the Bahamas.

Cash  and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Short-term investments

The Company classifies short-term investments in debt securities as held-to-maturity securities and, accordingly, carries them at amortized cost in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight line basis over the estimated useful lives of the assets. Maintenance, repairs, and minor renewals are charged to operations as incurred. Additions, improvements, and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts and any gain or loss on disposition is credited or charged to operations.

Revenue recognition

The Company recognizes sales revenue at the time products are shipped.


--------------------------------------------------------------------------------
                                                                          Page 7

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997,1996 and 1995
================================================================================


NOTE 1 o ORGANIZATION AND SIGNIFICANT POLICIES (Continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income per share

Net income per share is determined based on 19,950,000 common shares, the weighted average number of common shares outstanding during each of the years ended April 30, 1997, 1996 and 1995.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with the current-year financial statement presentation.

New accounting standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share, and its implementation is not expected to have a significant impact on the Company's net income per share. The Company will adopt this new standard during the third quarter of its year ending April 30, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending April 30, 1999, and the Company does not intend to early adopt. Adoption of this Statement is not expected to have a significant effect on the Company's financial statements.

--------------------------------------------------------------------------------
                                                                          Page 8

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997, 1996 and 1995
================================================================================


NOTE 2 o SHORT-TERM INVESTMENT

Short-term investment at April 30 consisted of the following:



                                                                                      1997            1996
                                                                                  --------------  --------------

   Master note, maturing September 30, 1997, earning
    interest of 4.5% at April 30, 1997.                                           $ 17,294,869    $     -
                                                                                  =============== ===============


NOTE 3 o NOTES RECEIVABLE, EMPLOYEES

The Company has several employee loans evidenced by promissory notes. All of the notes bear interest at the rate of 6% per annum. The largest of the notes, in the amount of $38,751 at April 30, 1997, is secured by 50,000 shares of Market America, Inc. common stock. All of the remaining notes are unsecured.


NOTE 4 o LONG-TERM DEBT


                                                                                      1997            1996
                                                                                  ------------    -------------
   Notes payable collateralized by equipment, due in monthly installments aggregating $2,440 at April 30, 1997, including interest ranging from 6% to
    8%. One of these notes is also collateralized by a certificate of deposit that is reported as restricted cash on the accompanying
    balance sheets.                                                               $     91,541    $     96,369

   Obligation due in monthly installments of $3,000 including interest discounted at 9% with remaining balance due
    December 31, 1999.                                                                  65,420          96,877

   Obligation arising in settlement of litigation as approved by
    the U.S. Bankruptcy Court for the District of New Jersey. (a)                      375,000         375,000
                                                                                  ------------    ------------
                                                                                       531,961         568,246
   Less current portion due within one year                                            250,254         243,891
                                                                                  ------------    ------------

                                                                                  $    281,707    $    324,355
                                                                                  ============    ============

--------------------------------------------------------------------------------
                                                                          Page 9

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997, 1996 and 1995
================================================================================


NOTE 4 o LONG-TERM DEBT (Continued)

Future maturities of long-term debt at April 30, 1997 are estimated to be due as follows:

     Year Ending April 30,
             1998                                           $    250,254
             1999                                                172,209
             2000                                                 77,542
             2001                                                 27,886
             2002                                                  4,070
                                                            ------------

                                                            $    531,961
                                                            ============

(a) The plaintiff (Masi) has appealed the U.S. Bankruptcy Court's approval of the settlement to the U.S. Third Circuit Court of Appeals, and the Company will continue to vigorously oppose the plaintiff's attempts to overturn the approval of this settlement. The Company has deferred payments under the approved settlement until all appeals are resolved. The ultimate resolution of this matter is not presently determinable.

NOTE 5 o UNEARNED REVENUE

The Company sponsors two conventions per year for its distributors. The unearned revenue represents cash collected from advance ticket sales.


NOTE 6 o RELATED PARTY TRANSACTIONS

Note payable to related party at April 30, 1996, represented loans received by the Company from Mr. James H. Ridinger, an officer and stockholder, which were due on demand and included interest of 8% per annum. Interest expense related to this debt amounted to $13,325, $28,823, and $21,411 during the years ended April 30, 1997, 1996, and 1995, respectively.

On April 15, 1996, the Company purchased the former home of Mr. And Mrs. Ridinger to provide lodging and meeting facilities for corporate guests. The home was purchased for $130,000 and thereafter sold to an unrelated third party on May 29, 1996.



--------------------------------------------------------------------------------
                                                                         Page 10

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997, 1996 and 1995
================================================================================


NOTE 7 o OPERATING LEASE COMMITMENTS

The Company occupies leased premises in Greensboro, North Carolina. The lease commenced on April 1, 1995, and will terminate on October 31, 1997. The Company is negotiating an extension of this lease. The Company also leases automobiles under long-term operating leases.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of April 30, 1997 are as follows:

                     1998                                    $    158,280
                     1999                                          69,570
                     2000                                           9,672
                                                             ------------

      Total future minimum lease payments                    $    237,522
                                                             ============

NOTE 8 o INCOME TAXES

Income tax expense is comprised of the following:



                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
  Current tax provision
            Federal                                          $  4,671,743    $  2,687,762    $    426,201
            State                                               1,132,826         664,121         107,598
                                                             ------------    ------------    ------------
                                                                5,804,569       3,351,883         533,799
  Deferred tax provision                                                -               -               -
                                                             ------------    ------------    ------------

  Total income tax provision                                 $  5,804,569    $  3,351,883    $    533,799
                                                             ============    ============    ============


A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:



                                                                   1997             1996            1995
                                                              -------------      ------------   ------------

            Statutory U.S. federal rate                            35.0%            34.0%           34.0%

            State income tax, net of federal benefit                5.1              5.1             5.2

            Other, net                                               .6               .3             1.0
                                                                ----------      -----------      -----------

                                                                   40.7%            39.4%           40.2%
                                                                ==========      ===========      ===========




--------------------------------------------------------------------------------

MARKET AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 1997, 1996 and 1995
================================================================================


NOTE 9 o LITIGATION

As of April 30, 1997, the Company was a defendant in two lawsuits (exclusive of the matter discussed in Note 4 to the financial statements). These lawsuits involve product liability claims and have been referred to the Company's liability insurer for defense. The Company vigorously opposes these claims, and it is, at this time, impractical to estimate any possible adverse monetary effects on the Company.

In addition to the lawsuits mentioned previously, the Company is involved in other lawsuits arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation will not be material in relation to the Company's financial position.


NOTE 10 o FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and cash equivalents, short-term investments, notes receivable and note payable approximate their respective fair values. The carrying value of long-term debt exceeds its estimated fair value by approximately $36,000 at April 30, 1997 and 1996. Fair values are based primarily on current interest rates available for those or similar instruments.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to Item 10 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1997.

ITEM 11.       EXECUTIVE COMPENSATION

        Information relating to Item 11 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        Information relating to Item 12 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to Item 13 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1997.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)(1)    Financial Statements

          The following financial statements are included in this report.

               Balance Sheets as of April 30, 1997 and 1996

               Statements of Income for the Years Ended April 30, 1997, 1996 and 1995

               Statements of Changes in Stockholders' Equity for the Years Ended April 30, 1997, 1996 and 1995

               Statements of Cash Flows for the Years ended April 30, 1997, 1996 and 1995

               Notes to Financial Statements

(a)(2)    Financial Statement Schedules

          Not applicable.

(a)(3)    Exhibits

          The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 14 by this reference.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on August 13, 1997.


                                             MARKET AMERICA, INC.

                                             By:  /s/ James H. Ridinger
                                                  ----------------------------
                                                  James H. Ridinger
                                                  President and Chief Executive
                                                    Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James H. Ridinger                                       August 13, 1997
--------------------------------------
James H. Ridinger
President, Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)



/s/ Loren A. Ridinger                                       August 13, 1997
--------------------------------------
Loren A. Ridinger
Vice President of Administration and Director



/s/ Dennis Franks                                           August 13, 1997
--------------------------------------
Dennis Franks
Executive Vice President and Director



/s/ Martin Weissman                                         August 13, 1997
--------------------------------------
Martin Weissman
Executive Vice President and Director

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-K

                                  EXHIBIT INDEX




       Exhibit
        Number                                           Identification
        ------                                           --------------

        2(1)            Agreement and Plan of Merger dated as of October 1, 1993 between Atlantic
                        Ventures, Inc. and Market America, Inc. and Addendum (to same) dated
                        October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6,
                        1993, Commission File No. 000-23250)

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




* Filed herewith.