Form 10-Q
period 1997-07-31
MARKET AMERICA INC
filed 1997-09-15
CIK 880121

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1997

                        Commission file number 000-23250

                            ------------------------

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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 1997.

                                   19,950,000


================================================================================

                                     PART I


ITEM 1   Statement of Financial Position as of July 31, 1997 and April 30, 1997

         Statement of Operations for the Three Month Periods Ended July 31, 1997 and 1996

         Statement of Changes in Stockholders' Equity for the Three Month Periods Ended July 31, 1997 and 1996

         Statement of Cash Flows for the Three Month Periods Ended July 31, 1997 and 1996

         Notes to Financial Statements as of July 31, 1997

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                      July 31, 1997 and April 30, 1997
--------------------------------------------------------------------------------

                            ASSETS
                                     (Unaudited)
                                      July 31,                   April 30,
                                        1997                        1997
                                   ---------------            ----------------

CURRENT ASSETS
  Cash and cash equivelents          $   20,713,393             $     2,323,943
  Short-term investments                                             17,294,869
  Notes receivable, employees                56,624                      58,095
  Inventories                             1,787,656                   1,244,586
  Other current assets                       59,414                      19,944
                                     --------------             ---------------
    Total current assets                 22,617,087                  20,941,437
                                     --------------             ---------------

PROPERTY AND EQUIPMENT
  Furniture and equipment                   867,554                     839,057
  Software                                  128,840                     128,840
  Leasehold improvements                      2,570                       2,570
                                     --------------             ---------------
                                            998,964                     970,467
 Less accumulated depreciation              328,644                     294,553
                                     --------------             ---------------
  Total property and equipment              670,320                     675,914
                                     --------------             ---------------

OTHER ASSETS
 Restricted cash                             74,964                      74,077
                                     --------------             ---------------

TOTAL ASSETS                         $   23,362,371             $    21,691,428
                                     ==============             ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                   $    1,447,249             $     1,550,609
  Sales and payroll taxes
   payable                                  255,834                     283,268
  Commissions payable                     1,286,537                   1,516,365
  Accrued compensation                      118,273                     276,212
  Income taxes payable                    1,638,395                   1,866,021
  Unearned revenue                          806,700                   1,026,022
  Current portion of long-term
  debt                                      261,366                     250,254
                                     --------------             ---------------
  Total current liabilities               5,814,354                   6,768,751
                                     --------------             ---------------

LONG-TERM DEBT                              254,960                     281,707
                                     --------------             ---------------

STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
  800,000,000 shares authorized;
  19,950,000 shares issued and
  outstanding                                   199                         199
  Additional paid-in capital                 39,801                      39,801
  Retained earnings                      17,253,057                  14,600,970
                                     --------------             ---------------
  Total stockholders' equity             17,293,057                  14,640,970
                                     --------------             ---------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $   23,362,371             $    21,691,428
                                     ==============             ===============


   The accompanying notes are an integral part of these financial statements.

                                     Statement of Operations for the Three Month
MARKET AMERICA, INC.                        Periods Ended July 31, 1997 and 1996
--------------------------------------------------------------------------------

                                               July 31,             July 31,
                                                 1997                 1996
                                            ------------          ------------
SALES                                       $ 19,463,823           $15,684,671

COST OF SALES                                  2,652,779             2,968,885
                                            ------------          ------------
GROSS PROFIT                                  16,811,044            12,715,786
                                            ------------          ------------
OPERATING EXPENSES
  Commissions                                  8,730,456             7,014,274
  Salaries                                     1,010,694               868,023
  Freight                                        927,487               709,419
  Consulting                                      55,936               120,520
  Rents                                          110,992                50,215
  Depreciation and amortization                   34,091                25,254
  Other operating expenses                     1,707,650               787,379
                                            ------------          ------------
     Total operating expenses                 12,577,306             9,575,084
                                            ------------          ------------

INCOME FROM OPERATIONS                         4,233,738             3,140,702
                                            ------------          ------------
OTHER INCOME (LOSS)
  Interest income                                172,323               112,998
  Loss on disposal of assets                                            (4,595)
  Miscellaneous                                   34,886                60,502
                                            ------------          ------------
     Total other income                          207,209               168,905
                                            ------------          ------------

INCOME BEFORE TAXES                            4,440,947             3,309,607

PROVISION FOR INCOME TAXES                     1,788,860             1,315,328
                                            ------------          ------------
NET INCOME                                  $  2,652,087          $  1,994,279
                                            ============          ============
NET INCOME PER SHARE                        $        .13          $        .10




   The accompanying notes are an integral part of these financial statements.

                            Statement of Changes in Stockholders' Equity for the
MARKET AMERICA, INC.        Three Month Periods Ended July 31, 1997 and 1996
--------------------------------------------------------------------------------


                                        Common Stock              Additional
                               -----------------------------       Paid-in          Retained
                                   Shares          Amount          Capital          Earnings          Total
                               -----------------------------     ------------    --------------   --------------
Balances at April 30, 1996     19,950,000        $      199        $ 39,801       $ 6,129,749     $ 6,169,749

Net income                      1,994,279         1,994,279
                              -----------        ----------        --------       -----------     -----------

Balances at July 31, 1996      19,950,000        $      199        $ 39,801       $ 8,124,028     $ 8,164,028
                              ===========        ==========        ========       ===========     ===========

Balances at April 30, 1997     19,950,000        $      199        $ 39,801       $14,600,970     $14,640,970

Net income                                                                          2,652,087       2,652,087
                              -----------        ----------        --------       -----------     -----------

Balances at July 31, 1997      19,950,000        $      199        $ 39,801       $17,253,057     $17,293,057
                              ===========        ==========        ========       ============    ===========




   The accompanying notes are an integral part of these financial statements.

                            Statement of Changes in Stockholders' Equity for the
MARKET AMERICA, INC.        Three Month Periods Ended July 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                               July 31,          July 31,
                                                               1997              1996
                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $ 2,652,087       $ 1,994,279
       Add items not requiring the use of cash
         Loss on sale of assets                                                      4,595
         Depreciation and amortization                            34,091            25,254
       (Increase) in employee advances                                              (3,500)
       Decrease in interest receivable                                               1,236
       (Increase) in inventories                                (543,070)         (539,291)
       (Increase) decrease in other current assets               (39,470)           12,502
       Increase (decrease) in accounts payable                  (103,360)          169,175
       (Decrease) in taxes payable                              (255,060)         (141,831)
       (Decrease) in commission payable                         (229,828)         (794,062)
       (Decrease) in accrued compensation                       (157,939)         (324,271)
       Increase (decrease) in unearned revenue                  (219,322)          185,520
                                                              ----------        ----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                    1,138,129           589,606
                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of short-term investments              17,294,869
    Decrease in notes receivable, employees                        1,471            30,203
    Purchase of equipment                                        (28,497)          (33,393)
    Sale of long-term investment                                                   125,405
    Increase in restricted cash                                     (887)
                                                             -----------       -----------

NET CASH PROVIDED FROM INVESTING ACTIVITIES                   17,266,956           122,215
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                    (15,635)         (131,550)
                                                             -----------       -----------

NET INCREASE IN CASH                                          18,389,450           580,271

CASH AT BEGINNING OF PERIOD                                    2,323,943        10,455,908
                                                             -----------       -----------

CASH AT END OF PERIOD                                        $20,713,393       $11,036,179
                                                             ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                              As of July 31, 1997
--------------------------------------------------------------------------------

The financial statements of Market America, Inc., included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Market America, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Market America's annual report on Form 10-K for the fiscal year ended April 30, 1997.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         As of May 1, 1997, the company began its sixth year of operations. Sales and net income continued to increase, with sales climbing to $19,463,823 for the quarter ended July 31, 1997, and net income reaching $2,652,087. Sales increased 24% compared to the quarter ended July 31, 1996, and the net income increased 33% over the same quarter. As of July 31, 1997, current assets exceeded current liabilities by $16,802,733, for a current ratio of 3.89 to 1. This compares with a current ratio of 3.02 to 1 for the quarter ended July 31, 1996. Total assets have increased over $10,000,000 (from $13,195,544 to $23,362,371) from July 31, 1996 to July 31, 1997.

         The increase in sales for the quarter ending July 31, 1997 is attributable to the continued expansion of the independent sales force and its above average retention rate. Management believes that customer purchases continue to grow due to the variety and quality of products available and the convenient manner in which purchases can be made.

         The company's gross profit percentage of 86% for the quarter ended July 31, 1997 is a 5% improvement over the 81% gross profit percentage for the quarter ending July 31, 1996. Commissions paid out to distributors remained constant at 45% of gross sales. Other expenses increased $920,271 to $1,707,650 for the quarter ended July 31, 1997. This was primarily attributable to higher mailing costs due to the United Parcel Service strike, revision of the Company's marketing video, and production expenses relating to the Company's recently introduced individually blended cosmetics line. Interest income increased approximately $60,000 (53%) to $172,000 during the three months ending July 31, 1997, due primarily to increases in cash and short term investments. Management continues to focus on earning the highest possible yields for its cash and short-term investments while maintaining low risk.

Liquidity & Capital Resources

         Cash and cash equivalents increased approximately $18.4 million to $20.7 million for the three months ending July 31, 1997. The increase is primarily attributed to the conversion of $17.3 million of short-term investments to cash. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Continued record sales growth has forced the Company to re-evaluate its present office and warehouse facilities. The current lease expires October 31, 1997 and the company has not yet renewed it. Management is presently investigating various options but no commitments or contingencies relating to this matter exist at this time. Management believes that the future working capital needs of the company can be satisfied by cash generated from operations. Net cash provided from operating activities was $1.1 million for the quarter ended July 31, 1997. A capital building project, however, would require the use of cash reserves or require outside financing. At this time, it is premature to predict or estimate the extent of any capital project since management is presently evaluating the situation.

         Stockholder's equity increased $2.7 million to $17.3 million during the three months ended July 31, 1997. Sales of $19.5 million for the quarter were up 24% compared to the quarter ended July 31, 1996. Payment of dividends is at the sole discretion of the Board of Directors. At this time, there are no plans to declare or pay any dividends.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - continued

         The Company has been able to control material cost increases by its suppliers through increased sales volumes and volume purchases. Market America has attracted manufacturers from around the world, keeping many of them performing at peak capacity. All purchases by the company, as well as sales to distributors, are in U.S. dollars.

         The Company is a plaintiff and defendant in various lawsuits arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation will not be material in relation to the Company's financial position.

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

         (b) REPORTS ON FORM 8-K
             Notification of change of auditors for the fiscal year ended April 30, 1997, filed on July 23, 1997, amended on August 21, 1997.

_______________________________________________________________________________

                                   SIGNATURE
_______________________________________________________________________________



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date  September 15, 1997                        /s/ James H. Ridinger
      ------------------                    -----------------------------------
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