Form 10-Q
period 1997-10-31
MARKET AMERICA INC
filed 1997-12-15
CIK 880121

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1997

                        Commission file number 000-23250


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


                           7605-A Business Park Drive
                           Greensboro, North Carolina
                    ----------------------------------------
                    (Address of principal executive offices)


                                      27409
                                   ----------
                                   (Zip Code)


                                 (910) 605-0040
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes |X|      No | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 8, 1997.

                                   19,950,000

================================================================================

                                     PART I


ITEM 1         Statement of Financial Position as of October 31, 1997 and April
               30, 1997

               Statement of Operations for the Three and Six Month Periods Ended October 31, 1997 and 1996

               Statement of Changes in Stockholders' Equity for the Three Month Periods Ended October 31, 1997 and 1996

               Statement of Cash Flows for the Three and Six Month Periods Ended October 31, 1997 and 1996

               Notes to Financial Statements as of October 31, 1997

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                      October 31, 1997 and April 30, 1997
--------------------------------------------------------------------------------

                       ASSETS
                                                (Unaudited)
                                                October 31,            April 30,
                                                    1997                  1997
                                                    ----                  ----
CURRENT ASSETS
    Cash and cash equivalents                   $ 24,415,912       $   2,323,943
    Short-term investments                                            17,294,869
    Advances and receivables                          30,993
    Advances to officers and employees                63,457
    Notes receivable, employees                       57,093              58,095
    Inventories                                    1,990,886           1,244,586
    Other current assets                              25,990              19,944
                                                ------------       -------------
        Total current assets                      26,584,331          20,941,437
                                                ------------       -------------

PROPERTY AND EQUIPMENT
    Furniture and equipment                          909,303             839,057
    Software                                         258,204             128,840
    Leasehold improvements                             6,370               2,570
                                                ------------       -------------
                                                   1,173,877             970,467
    Less accumulated depreciation and
     amortization                                    371,419             294,553
                                                ------------       -------------
        Total property and equipment                 802,458             675,914
                                                ------------       -------------

OTHER ASSETS
    Restricted cash                                   76,907              74,077
    Deposits                                           2,670
                                                ------------       -------------
        Total other assets                            79,577              74,077
                                                ------------       -------------

TOTAL ASSETS                                    $ 27,466,366       $  21,691,428
                                                ============       =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $    961,696       $   1,550,609
    Payroll taxes payable                              5,747              43,854
    Sales taxes payable                              497,245             239,414
    Commissions payable                            1,549,145           1,516,365
    Accrued compensation                              84,718             276,212
    Income taxes payable                           2,574,241           1,866,021
    Unearned revenue                                 882,000           1,026,022
    Current portion of long-term debt                259,884             250,254
                                                ------------       -------------
        Total current liabilities                  6,814,676           6,768,751
                                                ------------       -------------

LONG-TERM DEBT                                       233,520             281,707
                                                ------------       -------------

STOCKHOLDERS' EQUITY
    Common stock; $.00001 par value;
     800,000,000 shares authorized;
     19,950,000 shares issued and
     outstanding                                         199                 199
    Additional paid-in capital                        39,801              39,801
    Retained earnings                             20,378,170          14,600,970
                                                ------------       -------------
        Total stockholders' equity                20,418,170          14,640,970
                                                ------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $ 27,466,366       $  21,691,428
                                                ============       =============

   The accompanying notes are an integral part of these financial statements.

                                         Statement of Operations for the Three
                                         and Six Month Periods Ended October 31,
MARKET AMERICA, INC.                     1997 and 1996
--------------------------------------------------------------------------------

                                          Three Month Periods Ended                Six Month Periods Ended
                                        ------------------------------        ---------------------------------
                                        October 31,        October 31,        October 31,           October 31,
                                           1997               1996                1997                 1996
                                           ----               ----                ----                 ----

SALES                                  $ 21,729,643       $ 15,498,785       $ 41,193,466          $ 31,183,453

COST OF SALES                             3,275,930          2,755,257          5,928,709             5,724,139
                                       ------------       ------------       ------------          ------------

GROSS PROFIT                             18,453,713         12,743,528         35,264,757            25,459,314
                                       ------------       ------------       ------------          ------------

OPERATING EXPENSES
    Commissions                          10,272,125          7,261,106         19,002,581            14,275,380
    Salaries                              1,170,856            764,559          2,094,338             1,632,582
    Freight                                 564,695            806,084          1,492,182             1,515,503
    Consulting                               22,427             79,200             78,363               199,720
    Rent                                    163,864            119,300            287,356               169,515
    Depreciation and amortization            42,775             27,224             76,866                52,478
    Other operating expenses                997,433            748,854          2,779,796             1,536,233
                                       ------------       ------------       ------------          ------------

        Total operating expenses         13,234,175          9,806,327         25,811,482            19,381,411
                                       ------------       ------------       ------------          ------------

INCOME FROM OPERATIONS                    5,219,538          2,937,201          9,453,275             6,077,903
                                       ------------       ------------       ------------          ------------

OTHER INCOME (LOSS)
    Interest                                242,168            131,032            414,491               244,030
    Loss on disposal of assets                                                                           (4,595)
    Miscellaneous                           (25,747)            11,109              9,140                71,611
                                       ------------       ------------       ------------          ------------

        Total other income                  216,421            142,141            423,631               311,046
                                       ------------       ------------       ------------          ------------

INCOME BEFORE TAXES                       5,435,959          3,079,342          9,876,906             6,388,949

PROVISION FOR INCOME TAXES                2,310,846          1,245,288          4,099,706             2,560,616
                                       ------------       ------------       ------------          ------------

NET INCOME                             $  3,125,113       $  1,834,054       $  5,777,200             3,828,333
                                       ============       ============       ============             =========

NET INCOME PER SHARE                   $        .16       $        .09       $        .29          $        .19
                                       ============       ============       ============             =========


   The accompanying notes are an integral part of these financial statements.

                                           Statement of Changes in Stockholders'
                                           Equity for the Three Month Periods
MARKET AMERICA, INC.                       Ended October 31, 1997 and 1996
--------------------------------------------------------------------------------

                                         Common Stock             Additional
                                   -------------------------       Paid-in             Retained
                                      Shares          Amount       Capital             Earnings            Total
                                   -----------        ------      ---------           ----------           ------


Balances at July 31, 1996          19,950,000         $199         $39,801            $8,124,028         $8,164,028

Net income                                                                             1,834,054          1,834,054
                                   ----------         ----         -------          ------------        -----------

Balances at October 31, 1996       19,950,000         $199         $39,801            $9,958,082         $9,998,082
                                   ==========         ====         =======           ===========        ===========

Balances at July 31, 1997          19,950,000         $199         $39,801           $17,253,057        $17,293,057

Net income                                                                             3,125,113          3,125,113
                                   ----------         ----         -------          ------------        -----------
Balances at October 31, 1997       19,950,000         $199         $39,801           $20,378,170        $20,418,170
                                   ==========         ====         =======           ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                       Statement of Cash Flows for the Three and Six Month
MARKET AMERICA, INC.        Periods Ended October 31, 1997 and 1996
-------------------------------------------------------------------------------

                                                             Three Month Periods Ended                 Six Month Periods Ended
                                                            -----------------------------             ------------------------------
                                                            October 31,        October 31,           October 31,        October 31,
                                                               1997               1996                  1997                1996
                                                            -----------        ----------            -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $3,125,113              $1,834,054          $5,777,200       $3,828,333

     Add items not requiring the use of cash:
      Depreciation and amortization                            42,775                  27,224              76,866           52,478
     Increase in advances to and receivables
      from employees                                          (94,450)                 (9,264)            (94,450)         (12,764)
     (Increase) decrease in notes receivable,
      employees                                                  (469)                (37,177)              1,002           (6,974)
     Decrease in interest receivable                                                                                         1,236
     (Increase) decrease in inventories                      (203,230)                445,848            (746,300)         (93,443)
     (Increase) decrease in prepaid expenses                   33,424                  (4,522)             (6,046)           7,980
     Increase (decrease) in accounts payable                 (485,553)                227,901            (588,913)         397,075
     Increase (decrease) in taxes payable                   1,183,004                 (95,571)            927,944         (237,402)
     Increase (decrease) in commissions
      payable                                                 262,608                 110,500              32,780         (683,562)
     Increase (decrease) in accrued
      compensation                                            (33,555)                 17,578            (191,494)        (306,693)
     Increase (decrease) in unearned revenue                   75,300                  62,038            (144,022)         247,562
                                                        -------------            ------------         -----------       ----------
   NET CASH  PROVIDED FROM
     OPERATING ACTIVITIES                                   3,904,967               2,578,609           5,044,567        3,193,826
                                                         ------------             -----------          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term
      investments                                                                                       17,294,869
     Purchase of furniture and equipment
                                                              (41,749)                (55,706)            (70,246)         (89,099)
     Purchase of software                                    (129,364)                                   (129,364)
     Purchase of leasehold improvements
                                                               (3,800)                                     (3,800)
     Sale of investments                                                                                                  130,000
     Increase in restricted cash                               (1,943)                                     (2,830)
     Increase in
     deposits                                                  (2,670)                                     (2,670)
                                                         ------------             -----------          ----------        ---------
   NET CASH PROVIDED (USED)
     FROM INVESTING ACTIVITIES
                                                             (179,526)                (55,706)         17,085,959           40,901
                                                         ------------             -----------          ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in advances from
     shareholders                                                                       3,505                             (115,091)
     Reduction in obligations under capital
     lease                                                                             (1,389)                              (1,389)
     Increase (decrease) in notes payable
                                                              (22,922)                 19,527             (38,557)           6,570
                                                         ------------             -----------         -----------       ----------
   NET CASH PROVIDED (USED)
     FROM FINANCING ACTIVITIES
                                                              (22,922)                 21,643             (38,557)        (109,910)
                                                         ------------             -----------         -----------        ----------
   NET INCREASE IN CASH                                     3,702,519               2,544,546          22,091,696        3,124,817
   CASH AT BEGINNING OF PERIOD
                                                           20,713,393              11,036,179           2,323,943       10,455,908
                                                         ------------             -----------         -----------       ----------
   CASH AT END OF PERIOD                                  $24,415,912             $13,580,725         $24,415,912      $13,580,725
                                                         ============             ===========         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                               As of October 31, 1997
--------------------------------------------------------------------------------

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of October 31, 1997 and for the three and six month periods ended October 31, 1997 and 1996. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter and six months ended October 31, 1997 may not be indicative of the results that may be expected for the fiscal year ending April 30, 1998.

Earnings Per Share

Effective for years beginning subsequent to December 15, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation, and disclosure requirements for earnings per share. The implementation of this statement is not expected to have a material effect on the Company's financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories increased from $1,787,656 at July 31, 1997 to $1,990,886 at October 31, 1997. This $203,230 (11%) increase is primarily attributed to additional products offered by the Company.

Accounts Payable

The Company's trade accounts payable decreased from $1,550,609 at April 30, 1997 to $961,696 at October 31, 1997, in part because the Company's strong cash position has enabled it take advantage of all available vendor discounts. Management continues to monitor accounts payable closely and is constantly exploring ways to maximize vendor discount programs.

Related Party Transactions

The Company leased a yacht which is used as an integral part of direct sales training and recruitment program. The yacht is leased from an entity of which Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, have a beneficial interest. During the quarter ended October 31, 1997, $178,655 of expenses in excess of income were incurred relating to the maintenance and operation of the yacht. Management believes that a significant portion of the operating and maintenance expenses of the yacht can be offset through chartering in the future.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity & Capital Resources

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents increased approximately $22.1 million to $24.4 million for the six months ending October 31, 1997. This increase can be attributed primarily to the conversion of $17.3 million of short-term investment to cash during the quarter ended July 31, 1997. Management is currently evaluating various short-term investment options for the Company.

The nature of the Company's business and its continued growth is yielding considerable cash flow from operations. The Company's cash flow from operations was $3.9 million for the three months ended October 31, 1997, as compared to $2.6 million for the same period of the previous year. This $1.3 million increase can be attributed primarily to the increase in the Company's net earnings. Given the cash provided by operations and the current cash balances of the Company, management believes that it has sufficient working capital for the next year. However, an unusually adverse operating environment could require the use of cash reserves.

The Company's warehouse and office lease expired on October 31, 1997. An 18-month lease extension with a buyout option was executed for the present facility subsequent to the expiration of the original lease. Management continues to explore other alternatives to leasing this facility. At this time, management has not reached a decision as to whether the Company will continue leasing at the present or another location.

On October 31, 1997 current assets and liabilities of the Company were approximately $26.6 million and $6.8 million, respectively. The Company's current ratio was 3.90 to 1.0 at October 31, 1997 versus 3.09 to 1.0 at April 30, 1997. Stockholders' equity increased approximately $3.1 million during the three month period ending October 31, 1997. The Company has not declared any stock or cash dividends since its inception. Management has no plans to declare any dividends in the near future as all cash and cash equivalents are being maintained for operations and future expansion.

Results of Operations

Sales revenue for the three and six months ended October 31, 1997, were $21.7 million and $41.2 million compared to $15.5 million and $31.2 million, increases of approximately 40% and 32% respectively, compared to the corresponding 1996 periods. Management believes the three and six month increases in sales are due to an expanding distributor base which has increased consumer awareness of the Company and its products. The Company's sales and weight loss, health, and nutritional products continue to be strong due to the general public's interest in health and fitness. Also, considerable interest has been received regarding the new Motivestm customized cosmetics line. This product line has steadily increased its position within the Company's product alignment and management believes sales of the product will continue to grow and that it will become a sales leader.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The Company's gross profit percentages for the three and six months ended October 31, 1997 were 84.92% and 85.61% respectively, compared to 82.22% and 81.64% for the same 1996 periods. The increase in gross profit percentages were primarily due to the sales mix of products sold during the periods, inasmuch as the increase in sales of higher gross profit margin products was greater than increases in sales of other products, yielding a higher overall gross profit. Management's constant search for higher gross profit producing products, such as the Motivestm customized cosmetics line, also contributed to the increase.

Commissions paid to independent distributors are a vital part of the Company's marketing program. Commissions grew approximately $3.0 million to $4.7 million for the three and six months ended October 31, 1997, versus the corresponding periods in 1996. The dollar increase in commissions was roughly proportional to the increase in revenue for the three and six month periods ending October 31, 1997, although commissions, as a percentage of sales, grew slightly during the periods. Management expects commissions as a percentage of sales to remain relatively constant for the remainder of 1997.

Total operating expenses, as a percentage of sales, were 60.90% and 62.66% for the three and six month periods ended October 31, 1997 as compared to 63.27% and 62.15% for the respective 1996 periods. The largest component of total operating expenses was commissions expense. As previously discussed, commissions expense remained relatively constant as a percentage of sales and was directly related to the increase in sales volume. Salary expenses, as a percentage of sales, for the three and six month periods ended October 31, 1997, were 5.39% and 5.08%. This compares to the 4.93% and 5.24% for the same 1996 periods. Due to an expanding product line and double digit increases in sales revenue, the Company has had to employ more people to run its operations efficiently. The Company has increased it's full-time workforce approximately 50% from October 31, 1996 to October 31, 1997.

Pre-tax income, as a percentage of sales, increased 5.15% to 25.02% and 3.49% to 23.98% for the three and six month periods ended October 31, 1997, as compared to the same periods last year. This resulted in an increase in income taxes for the current year. Income taxes were $2.3 million and $4.1 million for the three and six months ended October 31, 1997. They increased from $1.2 million and $2.6 million for the same periods in 1996. The increases in sales, gross profit, and corresponding net income were the primary reason for the increased tax liability. Income taxes payable grew from $1,866,021 at April 30, 1996 to $2,574,241 at October 31, 1997.

                                     PART II

ITEM 1         LEGAL PROCEEDINGS

               During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of previously reported proceedings, except that the Company's defense of numerous appeals in the case originally styled as Larry A. Masi
               v. Market America, Inc. et al., Civil Case No. 95-CV-6374 (D. N.J.), have concluded favorably for the Company, with the bankruptcy court's approval of a settlement agreement being upheld and all appeals of Mr. Masi having been exhausted.

               The Company is subject to other litigation from time to time arising from its operations, including litigation involving distributor compliance and terminations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 2         CHANGES IN SECURITIES

               None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders of the Company was held on September 30, 1997. At the meeting, James H. Ridinger, Loren A. Ridinger, Dennis J. Franks and Marty Weissman were unanimously re-elected as directors of the Company.

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


                                           MARKET AMERICA, INC.
                                           (Registrant)

Date: December 15, 1997                    By:   /s/
                                               ---------------------------------
                                               James H. Ridinger, President
                                               and CEO


Date: December 15, 1997                          /s/
                                               ---------------------------------
                                                 James H. Ridinger, President
                                                 and CEO (as Principal Financial
                                                 Officer)

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX

Exhibit
 Number                                 Identification
 ------                                 --------------

  2.1 Agreement and Plan of Merger dated as of October 1, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

  3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.3 to the Com pany's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3.3              By-Laws of the Company (incorporated by reference to Exhibit
                   3.4 to the Company's annual report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

 10.1*             Lease between Miracle Marine, Inc. and Market America, Inc.
                   dated June 1, 1997

  27*              Financial Data Schedule


* Filed herewith.