Form 10-Q
period 1998-01-31
MARKET AMERICA INC
filed 1998-03-17
CIK 880121

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

                For the quarterly period ended January 31, 1998

                        Commission file number 000-23250

                              MARKET AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                       56-1784094
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

                            7605 Business Park Drive
                           Greensboro, North Carolina
                    ----------------------------------------
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The issuer had 19,950,000 shares of common stock outstanding as of March 11, 1998.

================================================================================

                                     PART I


ITEM 1 Statement of Financial Position as of January 31, 1998 and April 30, 1997

       Statement of Operations for the Three and Nine Month Periods Ended January 31, 1998 and January 31, 1997

       Statement of Changes in Stockholders' Equity for the Three Month Periods Ended January 31, 1998 and January 31, 1997

       Statement of Cash Flows for the Three and Nine Month Periods Ended January 31, 1998 and January 31, 1997

                                                                           Statement of Financial Position as of
MARKET AMERICA, INC.                                                        January 31, 1998 and April 30, 1997
------------------------------------------------------------------------------------------------------------------
                                   ASSETS
                                                                            (Unaudited)
                                                                             January 31,            April 30,
                                                                                1998                   1997
                                                                                ----                   ----
CURRENT ASSETS
    Cash and cash equivalents                                                $25,631,631           $ 2,323,943
    Short-term investments                                                                          17,294,869
    Advances and receivables                                                      91,052
    Advances to officers and employees                                            43,115
    Notes receivable, employees                                                   45,291                58,095
    Inventories                                                                1,570,352             1,244,586
    Other current assets                                                          60,113                19,944
                                                                             -----------           -----------
        Total current assets                                                  27,441,554            20,941,437
                                                                             -----------           -----------

PROPERTY AND EQUIPMENT
    Furniture and equipment                                                      935,935               839,057
    Software                                                                     259,199               128,840
    Leasehold improvements                                                         6,370                 2,570
                                                                             -----------           -----------
                                                                               1,201,504               970,467
    Less accumulated depreciation and amortization                               411,418               294,553
                                                                             -----------           -----------
        Total property and equipment                                             790,086               675,914
                                                                             -----------           -----------

OTHER ASSETS
    Restricted cash                                                               78,198                74,077
    Deposits                                                                       2,981
                                                                             -----------           -----------
        Total other assets                                                        81,179                74,077
                                                                             -----------           -----------

TOTAL ASSETS                                                                 $28,312,819           $21,691,428
                                                                             ===========           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                         $ 1,240,408           $ 1,550,609
    Payroll taxes payable                                                                               43,854
    Sales taxes payable                                                          839,210               239,414
    Commissions payable                                                        1,549,265             1,516,365
    Accrued compensation                                                          87,191               276,212
    Income taxes payable                                                       1,524,632             1,866,021
    Unearned revenue                                                             882,000             1,026,022
    Current portion of long-term debt                                            170,817               250,254
                                                                             -----------           -----------
        Total current liabilities                                              6,293,523             6,768,751
                                                                             -----------           -----------

LONG-TERM DEBT                                                                   191,742               281,707
                                                                             -----------           -----------

STOCKHOLDERS' EQUITY
    Common stock; $.00001 par value; 800,000,000 shares
        authorized; 19,950,000 shares issued and outstanding                         199                   199
    Additional paid-in capital                                                    39,801                39,801
    Retained earnings                                                         21,787,554            14,600,970
                                                                             -----------           -----------
        Total stockholders' equity                                            21,827,554            14,640,970
                                                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $28,312,819           $21,691,428
                                                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                                                       Statement of Operations for the Three and Nine Month
MARKET AMERICA, INC.                                                   Periods Ended January 31, 1998 and January 31, 1997
--------------------------------------------------------------------------------------------------------------------------------

                                                    Three Month Periods Ended             Nine Month Periods Ended
                                                    -------------------------             ------------------------
                                                   January 31,         January 31,     January 31,        January 31,
                                                      1998                1997            1998               1997
                                                      ----                ----            ----               ----

SALES                                             $20,619,453         $15,960,661      $61,812,919        $47,144,117
                                                  -----------         -----------      -----------        -----------

COST OF PRODUCTS SOLD                               3,507,249           3,345,007        9,435,958          9,069,149

SELLING EXPENSES
    Commissions                                     9,294,667           7,820,018       28,297,248         22,095,398
                                                  -----------         -----------      -----------        -----------
        Total cost of sales                        12,801,916          11,165,025       37,733,206         31,164,547
                                                  -----------         -----------      -----------        -----------

GROSS PROFIT                                        7,817,537           4,795,636       24,079,713         15,979,570
                                                  -----------         -----------      -----------        -----------

OPERATING EXPENSES
    Salaries                                        1,426,078             869,832        3,520,416          2,502,414
    Freight                                         1,168,374             561,638        2,660,556          2,077,141
    Consulting                                         32,206             102,354          110,569            302,074
    Rent                                              154,911              56,907          442,267            226,422
    Depreciation and amortization                      39,999              30,286          116,865             82,764
    Other taxes                                     1,193,056              81,948        1,783,723            378,048
    Other operating expenses                        1,244,201             257,697        3,433,330          1,497,830
                                                  -----------         -----------      -----------        -----------

        Total operating expenses                    5,258,825           1,960,662       12,067,726          7,066,693
                                                  -----------         -----------      -----------        -----------

INCOME FROM OPERATIONS                              2,558,712           2,834,974       12,011,987          8,912,877
                                                  -----------         -----------      -----------        -----------

OTHER INCOME (LOSS)
    Interest                                          306,991             152,945          721,482            396,975
    Loss on disposal of assets                                                                                 (4,595)
    Miscellaneous                                      12,045              62,369           21,185            133,980
                                                  -----------         -----------      -----------        -----------

        Total other income                            319,036             215,314          742,667            526,360
                                                  -----------         -----------      -----------        -----------

INCOME BEFORE TAXES                                 2,877,748           3,050,288       12,754,654          9,439,237

PROVISION FOR INCOME TAXES                          1,468,364           1,143,164        5,568,070          3,703,780
                                                  -----------         -----------      -----------        -----------

NET INCOME                                        $ 1,409,384         $ 1,907,124      $ 7,186,584        $ 5,735,457
                                                  ===========         ===========      ===========        ===========

NET INCOME PER SHARE                              $      0.07         $     0.10       $      0.36        $      0.29
                                                  ===========         ===========      ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                                                   Statement of Changes in Stockholders' Equity for the Three
MARKET AMERICA, INC.                                               Month Periods Ended January 31, 1998 and January 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                             Common Stock                Additional
                                       -------------------------           Paid-in        Retained
                                       Shares             Amount           Capital        Earnings             Total
                                       ------             ------           -------        --------             -----

Balances at October 31, 1996           19,950,000          $199            $39,801       $ 9,958,082        $ 9,998,082

Net income                                                                                 1,907,124          1,907,124
                                       ----------          ----            -------       -----------        -----------

Balances at January 31, 1997           19,950,000          $199            $39,801       $11,865,206        $11,905,206
                                       ==========          ====            =======       ===========        ===========

Balances at October 31, 1997           19,950,000          $199            $39,801       $20,378,170        $20,418,170

Net income                                                                                 1,409,384          1,409,384
                                       ----------          ----            -------       -----------        -----------

Balances at January 31, 1998           19,950,000          $199            $39,801       $21,787,554        $21,827,554
                                       ==========          ====            =======       ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                                                                    Statement of Cash Flows for the Three and Nine Month
MARKET AMERICA, INC.                                                 Periods Ended January 31, 1998 and January 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Periods Ended             Nine Months Periods Ended
                                                             --------------------------             -------------------------
                                                            January 31,         January 31,        January 31,     January 31,
                                                               1998                1997               1998            1997
                                                               ----                ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $ 1,409,384         $ 1,907,124        $ 7,186,584      $ 5,735,457
 Add items not requiring the use of cash:
  Depreciation and amortization                                 39,999              30,286            116,865           83,286
 (Increase) in advances and receivables                        (60,059)                               (91,052)
 (Increase) decrease in advances to and receivables
  from employees                                                20,342              18,264            (43,115)           5,500
 (Increase) decrease in notes receivable, employees             11,802               1,321             12,804           (5,656)
 Decrease in interest receivable                                                                                         1,236
 (Increase) decrease in inventories                            420,534             (42,951)          (325,766)        (136,394)
 (Increase) in other current assets                            (34,123)           (284,681)           (40,169)        (276,701)
 Increase (decrease) in accounts payable                       278,712            (559,904)          (310,201)        (162,829)
 Increase (decrease) in taxes payable                         (713,391)           (996,458)           214,553       (1,233,860)
 Increase (decrease) in commissions payable                        120              65,210             32,900         (618,352)
 Increase (decrease) in accrued compensation                     2,473             (20,875)          (189,021)        (327,568)
 Increase (decrease) in unearned revenue                                            89,385           (144,022)         336,947
                                                           -----------         -----------        -----------      -----------

NET CASH  PROVIDED FROM
 OPERATING ACTIVITIES                                        1,375,793             206,721          6,420,360        3,401,066
                                                           -----------         -----------        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of short-term investments                                                      17,294,869
 Sale of investments                                                                                                   130,000
 Purchase of furniture and equipment                           (26,632)            (53,958)           (96,878)        (143,579)
 Purchase of software                                             (995)                              (130,359)
 Purchase of leasehold improvements                                                                    (3,800)
 Increase in restricted cash                                    (1,291)                                (4,121)
 Increase in deposits                                             (311)                                (2,981)
                                                           -----------         -----------        -----------      -----------

NET CASH PROVIDED (USED)
 FROM INVESTING ACTIVITIES                                     (29,229)            (53,958)        17,056,730          (13,579)
                                                           -----------         -----------        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction in obligations under capital lease                                         (747)                             (2,136)
 Payments on notes payable                                    (130,845)            (27,930)          (169,402)        (136,448)
                                                           -----------         -----------        -----------      -----------

NET CASH (USED) FROM
 FINANCING ACTIVITIES                                         (130,845)            (28,677)          (169,402)        (138,584)
                                                           -----------         -----------        -----------      -----------

NET INCREASE IN CASH                                         1,215,719             124,086         23,307,688        3,248,903

CASH AT BEGINNING OF PERIOD                                 24,415,912          13,580,725          2,323,943       10,455,908
                                                           -----------         -----------        -----------      -----------

CASH AT END OF PERIOD                                      $25,631,631         $13,704,811        $25,631,631      $13,704,811
                                                           ===========         ===========        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of January 31, 1998 and for the three and nine month periods ended January 31, 1998 and 1997. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter and nine months ended January 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending April 30, 1998.

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

Inventories

The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories increased from $1.2 million at April 30, 1997 to $1.6 million at January 31, 1998. This $325,766 increase is primarily attributable to the additions to inventory of supplies of the Company's new Motives/TM customized cosmetics line and other new products offered by the Company.

Sales Tax Payable

Sales Tax payable increased $599,796 to $839,210 at January 31, 1998 compared to $239,414 at April 30, 1997. The current quarter's balance includes $694,400 for anticipated future sales tax disbursements due to the Company's decision to encourage its' independent retail distributors to register and directly report sales tax to applicable states. For a more detailed discussion of these taxes, see "Results of Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Related Party Transactions

Since mid-1997, the Company has leased a yacht from an entity in which Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, have a beneficial interest. The yacht is used as an integral part of the direct sales training, education, and recruitment activities of the Company. Management believes that a substantial portion of the operating and maintenance expense of the yacht can be offset through public charters. At January 31, 1998 this related entity owed the Company $53,834. For the three and nine months ended January 31, 1998, the Company incurred $46,524 and $225,178 of expenses in excess of income relating to the yacht.

In December of 1997, the Company consummated a lease of real property in Miami, Florida that is used by management when conducting business in the state. Management determined that it was prudent to sign a long-term lease due to the unpredictability of accommodations in the area. The property is leased from an entity in which Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, have a beneficial interest. For the quarter and nine months ended January 31, 1998, the Company incurred $72,615 and $104,564 of expenses relating to the rental, maintenance, and operation of the Florida property. At January 31, 1998, this related entity owed the Company $32,494.

Liquidity & Capital Resources

The Company's current assets and liabilities were $27,441,554 and $6,293,523 respectively at January 31, 1998. This yielded a current ratio of 4.36 at January 31, 1998 compared to 3.09 at April 30, 1997. The increase in current ratio was primarily attributable to $1.4 million and $6.4 million of net cash provided from operating activities for the three to nine month periods ended January 31, 1998. The majority of net cash provided from operating activities was the result of increased net income. The increase in net income contributed to the increase in stockholders' equity for the quarter and nine months ended January 31, 1998. Stockholders' equity increased $1.4 million and $7.2 million, respectively, for the three and nine month periods ended January 31, 1998. This compares to increases of $1.9 million and $5.7 million for the respective 1997 periods.

Cash and cash equivalents, investments with maturities of three months or less when purchased, were $25.6 million at January 31, 1998 compared to $19.6 million at April 30, 1997. This increase in cash is directly related to the Company's net income for the period. Historically, the Company has met its working capital needs and capital expenditures with cash flows from operations. Management believes that its cash reserves and cash flows provided by operations will be sufficient working capital for the remainder of the fiscal year.

Management, however, continues to explore alternatives to leasing the Company's current office and warehouse facilities. No decision has been made as to whether the Company will continue leasing the present location, build or lease a new facility or facilities. The extent of capital expenditures necessary to build or move the Company from its present location is uncertain at this time. Capital expenditures associated with a new facility, however, could require the use of cash reserves. Management intends to continue investing its cash reserves in highly liquid investments until a decision is made as to the expansion of the office and warehouse facilities.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company's sales continued to grow during the quarter ended January 31, 1998. Net sales increased 29.2% and 31.1% to $20.6 million and $61.8 million from $16.0 million and $47.1 million for the quarter and nine months ended January 31, 1998 compared to the same periods in 1997. Management believes that its emphasis on distributor recruitment and sponsorship has lead to the growth in the distributor base and a resulting increase in net sales of the Company..

During the current quarter, the Company recategorized commissions expense from operating expenses to costs of goods sold. Management believes this method of presentation provides a better reflection of the Company's operating results whereas total operating expense can not be influenced by fluctuations in commissions expense which are closely tied to sales volume. As restated, for the three and nine month periods ended January 31, 1998, cost of goods sold was $12.8 million and $37.7 million. Gross profit, as restated, was $7.8 million and $24.1 million for the three and nine months ended January 31, 1998, respectively. This compares to gross profits of $4.8 million and $16.0 million, as restated, for the corresponding 1997 periods. Gross profit as a percentage of net sales, as restated, for the three and nine months ended January 31, 1998 increased to 37.9% and 39.0% respectively, from 30.0% and 33.9% in the prior year. Management credits the increase to continual monitoring of product costs and the competitive nature of the Company's vendor selection process.

Commission expense was $9.3 million and $28.3 million for the three and nine month periods ended January 31, 1998. This compares to $7.8 million and $22.1 million for the respective 1997 periods. Commissions, as a percentage of sales, were 45.1% and 45.8% for the three and nine month periods ended January 31, 1998. They were 49.0% and 46.9% of sales for the respective 1997 periods. The total dollar increase in commission expense was directly related to the corresponding increase in net sales. Management expects commissions as a percentage of sales to remain relatively constant for the remainder of the fiscal year.

Operating expenses were $5.3 million and $12.1 million for the three and nine month periods ended January 31, 1998. This compares to $2.0 million and $7.1 million for the respective 1997 periods. As a percentage of sales, operating expenses were 25.5% and 19.5% for the three and nine month periods ended January 31, 1998 compared to 12.3% and 15.0% for the same 1997 periods. The increase in operating expense is attributable to several factors.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

First, other taxes were $1.2 million and $1.8 million for the three and nine months ended January 31, 1998, as compared to $81,948 and $378,048 for the comparable 1997 periods. The current quarter operations reflected management's decision to encourage the Company's independent distributors to register and report sales tax directly to all applicable states while the Company installed the necessary software to service those independent distributors who preferred to continue remitting sales tax through the Company. At the same time, the Company abandoned all efforts to negotiate voluntary sales tax collection agreements with the state taxing authorities. The Company reached agreement that North Carolina would not seek to impose sales tax on shipments by common carrier to or for the benefit of independent distributors who had previously remitted sales tax to the Company. This enabled the Company to initiate voluntary remission of such taxes to applicable states and resulted in an increase in other taxes for the current quarter. For the quarter ended January 31, 1998, the Company paid $875,600 of such taxes and accrued an additional $1.1 million for anticipated future disbursements. Management anticipates any future sales tax remissions to be substantially absorbed by year-end and should not have a material effect upon earnings thereafter.

Payroll taxes have also contributed to the increase in other taxes. Payroll taxes increased approximately $110,000 for the nine month period ended January 31, 1998 compared to the same period in 1997. The Company's payroll tax expense is directly related to the total number of full-time employees. Several full-time employees have been added since last year to reduce the Company's use of contract temporary labor.

Secondly, other operating expenses increased to $1.2 million and $3.4 million for the three and nine months ended January 31, 1998 compared to $257,697 and $1.5 million for the corresponding prior year periods. Increases in postage, professional fees, advertising, and employee medical insurance expenses caused other operating expenses to rise.

Postage expense was $160,814 and $511,299 for the quarter and nine months ended January 31, 1998 compared to $50,589 and $92,777 for the corresponding 1997 periods. The Company began its preferred customer program in January 1997 that included monthly and quarterly magazine mailings promoting the Company's products and programs. Preferred customers are those customers that Company distributors register in the Company's database. The Company collects valuable marketing information from each of these preferred customers. Approximately, $65,000 of postage was incurred during the quarter ended January 31, 1998 for these mailings. The number of distributors and weekly commission checks also influenced postage charges for the quarter. Management expects the number of weekly commission checks and corresponding postage charges to rise proportionally with the total number of distributors.

Professional fees increased $124,911 and $162,257 for the three and nine months ended January 31, 1998. Litigation, arising from the Company's efforts to protect its field organization from proselytization, increased professional fees approximately $68,000 for the quarter. Management believes that any pending litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advertising expense is another component of other operating expenses. The Company increased its advertising expense $136,576 to $147,626 and $272,007 to $291,477 for the three and nine month periods ended January 31, 1998 as compared to 1997. Advertising included the cost of the Company's monthly Powerline magazine. This magazine is another marketing tool used by the Company to promote its products and outline distributor success. For the three months ended January 31, 1998, the Company spent approximately $88,000 on the printing of the Powerline magazines. Management expects the costs of this program to rise slightly over the remainder of the 1998 corresponding with the rising number of distributors.

Rising insurance costs have also influenced other operating expenses of the Company. On October 15, 1997, the Company enrolled in a partially self-funded insurance plan. This plan has enabled the Company to offer improved insurance coverage and benefits to its employees without significantly increasing the insurance cost per employee. The new coverage has increased total group insurance by $84,683 to $101,835 and $113,655 to $189,237 for the three and nine month periods ended January 31, 1998 as compared to 1997. This increase, however, is primarily attributable to the steady rise in the number of full-time employees hired to cope with the Company's dramatic sales growth. This increase in total insurance expense is the direct result of more full-time workers.

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

                                  MARKET AMERICA, INC.
                                  (Registrant)


Date:  March 16, 1998             /s/ James H. Ridinger
                                  -----------------------------------
                                  James H. Ridinger, President and CEO




Date:  March 16, 1998              /s/ James H. Ridinger
                                  -----------------------------------
                                  James H. Ridinger, President and CEO
                                  (as Principal Financial Officer)

                                     EXHIBITS TO FORM 10-Q

                                         EXHIBIT INDEX




Exhibit
 Number                         Identification
 ------                         --------------

  2.1 Agreement and Plan of Merger dated as of October 31, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

  3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

 10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 filed with the Commission on December 15, 1997, Commission File No. 000-23250)

 27*     Financial Data Schedule

-------------
* Filed herewith.