Form 10-K
period 1998-04-30
MARKET AMERICA INC
filed 1998-08-13
CIK 880121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998           Commission File No. 000-23250


                              MARKET AMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         North Carolina                                          56-1784094
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


   7605-A Business Park Drive
         Greensboro, NC                                             27409
-------------------------------                              -------------------
(Address of Principal Executive                                  (Zip Code)
            offices)

                                 (910) 605-0040
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Securities Registered under Section 12(b) of the Exchange Act:
                                      None
         --------------------------------------------------------------
                                (Title of Class)


         Securities Registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.00001 per share
         --------------------------------------------------------------
                                (Title of Class)

Check if the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates (based on the July 28, 1998 closing sale price of $5.125) was $26,329,431 million. The Common Stock is traded over-the-counter and quoted through the OTC Bulletin Board. As of July 28, 1998, 19,950,000 shares of the Common Stock were outstanding.

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held September 15, 1997, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

================================================================================

Item 1.  Business

Introduction

Market America, Inc. is a six-year-old product brokerage and one-to-one marketing company that sells an assortment of consumer-oriented products and services, including automotive lubricants, enzyme-activated cleaning and soil conditioning products, biologically activated hydrocarbon remediation products, water filters, household cleaning products, frozen gourmet meals, flower arrangements, dietary and nutritional supplements, vitamins, photographic services, personal protection devices, jewelry, a full line of custom-blended cosmetics and a separate line of cosmetics developed especially for teenagers, personal care products including skin and hair care products and bath products, personal development products and various marketing support materials. The Company operates through a network of approximately 60,000 independent distributors.

The Company has attempted to position itself as a leader in a relatively new distribution trend, the mass customization of products and services. Mass customization refers to utilizing information and technology to produce high volumes of customized or differentiated products at an affordable cost to the end consumer. Market America, Inc. considers itself a leader in mass customization. The Company has thus far introduced its customized Motives(TM) cosmetics line, a customized gourmet food line and a recruiting system which assists its distributors by customizing and focusing upon those characteristics which are likely to produce new distributors with improved communication skills and performance within a distributor's sales organization and in the recruitment of prospective distributors.

Market America also considers itself a leading edge marketing and distribution company. The Company believes it has taken the best attributes of existing distribution systems and combined them into a unique marketing plan, referred to as an UnFranchise(TM). The Market America UnFranchise(TM) system is not a franchise, not a retail store, not a mail order business and not a traditional multi-level/direct sales company. Market America is a product brokerage company that combines the power of direct selling with the blueprint for success often associated with the franchising industry without the costs and charges normally associated with franchising. Market America is a hybrid between franchising and direct selling. It is like franchising because of the systemization and required methods of doing business. Within this structured environment, Market America applies the power of direct selling by developing one-to-one relationships but taking this concept to a new level by focusing upon share of customer through mass customization.

The Company's principal executive offices and national distribution center are located at 7605-A Business Park Drive, Greensboro, North Carolina 27409. The telephone number at that address is (336) 605-0040.

Products and Manufacturing

Market America offers a wide variety of market driven products and services. These products and services are presented in a unique marketing environment known as the Market America "Mall without Walls(TM)." The Company presents its products within this virtual Mall atmosphere in a broad assortment of "stores". These stores do not constitute market segments but, rather, represent a positioning of the products for marketing purposes.

In the fiscal year ended April 30, 1998, the only product or class of similar products or services whose sales exceeded 15% of the Company's gross revenue was OPC-3, or Oligomeric Proanthocyanidins, which grew to 34.2% of sales from 25.4% in fiscal year 1997 and 13.7% in fiscal year 1996. Sales volume for the Company's former leading seller, Thermochrome 5000, an energy and weight management product, remained stable in fiscal year 1998, but declined as a percentage of total sales to less than 15%. In fiscal years 1997 and 1996, sales of Thermochrome 5000 constituted 17.1% and 30.9%, respectively, of total sales.

Sales of the Company's products are primarily dependent upon the efforts of the Company's independent distributors and preferred customers. Distributor growth is vital to continued success in the direct selling industry. The Company had 59,298, 48,597 and 34,046 active distributors at April 30, 1998, 1997 and 1996, respectively. In order to qualify as an "active" distributor, individuals must meet certain sales, reporting and management requirements. Management expects the number of active distributors to continue to grow as the Company's product lines expand and as distributor recruitment increases.

Distributor commissions are calculated and paid weekly based on business volume, which is a cumulative measure of distributor or wholesale cost of goods purchased and sold by distributors. Commissions are the Company's most significant expense and represent approximately 44.68% of net sales volume. Management believes distributor commissions as a percent of net sales will remain consistent for the year ending April 30, 1999.

As a product brokerage company, the Company does not engage in manufacturing activities. All products sold by the Company are purchased from unrelated suppliers. All of the Company's products are sold under trade names that are exclusive to the Company under contracts that protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. One supplier, Purity Technologies Inc. (formerly Isotonix Corporation), a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3, that accounted for 49.3% of the Company's gross sales in fiscal year 1998, 37.5% in fiscal year 1997 and 25.0% in fiscal year 1996, under a contract dating from 1993. In order to reduce the risk of reliance on a single manufacturer, the Company is continually in the process of identifying alternative sources for its products.

New Product Status

The Company continually searches for new cutting edge products and services. It seeks out emerging trends in consumer-oriented products and services and innovative product breakthroughs. The management team, in response to suggestions from distributors in the field, analyzes sales trends, meets with manufacturers' research and development departments and attempts to maintain optimum levels of inventory from a mix and volume perspective. The Company is currently pursuing through its membership in the textile industry's research and development center, Textile Clothing Technology Company, or TC(2), a line of customized apparel. Successful implementation of distribution through the Company's one-to-one marketing approach of this mass customization concept in the textile apparel industry will represent a seminal breakthrough in the industry's efforts to successfully market such individualized products.

The Year 2000 Issue

The Company believes that it will not incur any material additional costs to modify computer hardware or software to make the Company's internal-use software application systems "Year 2000" compliant.

Employees

At April 30, 1998 the Company employed 168 persons at the Greensboro, North Carolina corporate headquarters and distribution center. Unions do not represent any of the Company's employees.

Seasonality

The Company's revenues and business operations have not experienced significant seasonal fluctuations, and management does not expect this to be a concern in the future.

Trademarks and Patents

"Market America, Inc." is registered as the Company's service mark. The Company has also obtained trademark registrations for its "Unfranchise" marketing system and its "Mall without Walls" marketing logo. The Company also has various product trademarks, including its "Motives" customized cosmetics, "Thermochrome 5000" nutritional supplement, and "Royal Spa" personal care products.

The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company also seeks to protect its official literature under copyright and/or trade secret protection acts. The Company aggressively pursues anyone who violates these rights. Litigating hazards will always exist in the protection of such rights. The Company also believes that such factors as innovation, expertise and market responsiveness are more of equal importance with the legal protections described above.

Competition

The direct selling industry is highly competitive and sensitive to consumer demand and distributor retention. The Company must compete with both retail outlets and other direct selling companies for many of its sales and distributors. Many of the Company's products compete with national brand-name items that have much more consumer recognition. There are many competitors for both sales and distributors with substantially greater financial resources than the Company. Therefore, to attract and retain distributors the Company has attempted to distinguish itself from competitors with a unique sales and compensation plan and innovative products, including customized products. However, no assurance can be given that similar products and marketing plans will not be developed and adopted by competitors in the near future.

Regulation and Compliance with Environmental Laws

As a distributor without any manufacturing processes, the Company has avoided material capital expenditures to comply with Federal, State, or local environmental discharge regulations. The Company does not expect this to change in the foreseeable future.

The distribution, packaging, labeling, advertising, and sale of the Company's products are subject to regulation by numerous governmental agencies. As a distributor of consumer durable goods, the Company and its products are subject to extensive government regulations. The Food and Drug Administration ("FDA"), Federal Trade Commission ("FTC"), Environmental Protection Agency ("EPA"), and Consumer Product Safety Commission are a few of the governmental agencies responsible for regulating and monitoring many aspects of the Company's operations. Product labeling, distribution, packaging, advertising, and content are all subject to intense laws and regulations. The Company believes it is in compliance with all laws and regulations, but there is no assurance that legislation or regulations adopted in the future will not adversely affect the Company's operations.

Markets

The Company's primary markets have been in the United States, Canada, and most U.S. possessions. Less than 2.0% of the Company's sales have been outside the United States.

Risk Factors

Important factors that may cause results of the Company's operations to differ from expectations include the following:

Increased Government Regulation and Changes in Government Regulations. Any of the government agencies that regulate aspects of the Company's operations could enact new rules that prohibit the sale or distribution of Company products or require changes in operating practices which could have a material adverse effect on the sales and results of operations of the Company. The Company is not aware of any pending legislation or any other regulatory changes that would have a material effect on the Company.

Product Liability. By acting as a product broker and distributor of consumer durable goods, the Company is subject to the risk of product liability claims. To protect itself from these possible claims, the Company maintains $20.0 million of product liability insurance. To date, the Company has paid no product liability claims and its insurers have paid only two immaterial claims. Management believes that given the Company's stringent supplier selection process and substantial insurance coverage, the Company is well protected from a material, adverse product liability judgment.

Risk of Loss of Key Management Personnel. Jim Ridinger, Chief Executive Officer and Chairman of the Board, is vital to the success and growth of the Company. His recognition and marketing appeal contributes significantly to the Company's success. The Company's dependence on Mr. Ridinger means that his loss could have a material adverse effect on the Company's financial position and results of operations.

Reliance on Independent Distributors. The recruitment and retention of independent distributors is vital to the long-term success of the Company. Management devotes considerable time and effort to the marketing of the Company's business plan and products. The Company's annual convention, leadership schools, moving up seminars, and various sales tapes and videos are marketing tools utilized by the Company. None of these things, however, can provide full assurance that current distributors will not leave the business.

Reliance on Key Manufacturers. Due to the unique nature of several of the Company's products, the Company relies upon exclusive manufacturing arrangements. There will always be a risk of unexpected contingencies affecting these manufacturers which could adversely affect the Company. The Company continues to pursue arrangements to minimize these risks.

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

Item 2.  Properties

The Company currently leases a 40,000 square foot building, in Greensboro, North Carolina on a month-to-month basis. The building contains both corporate offices and the Company's primary distribution center. The rent is $ 25,217 per month. Management is evaluating the Company's need for a larger facility, and currently is renegotiating a short-term lease for the current facility while it investigates building sites for construction of a new facility. The Company has several outstanding options on land relatively close to the present facility. To date, no option has been accepted and there can be no assurance that one will be accepted.

The Company also leases office space in Miami for use by corporate officers and a small amount of space in Canada used as a distribution center.

Item 3.  Legal Proceedings

The Company previously has reported the pendency of an investigation by the staff of the US Securities & Exchange Commission that affects the Company. The SEC staff informed the Company in the Spring of 1998 that it is considering recommending institution of a civil injunctive enforcement action against the Company and certain individuals associated with the Company. The Company does not believe that any enforcement action against the Company or persons associated with the Company is warranted. At the present time, however, the Company is unable to predict the outcome of the investigation or whether it might result in civil proceedings involving the Company or its associates.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market under the symbol MARK. Quotations are published through the OTC Bulletin Board. The following table reflects the actual reported range of high and low bid quotations for the Company's common stock for each quarter within the fiscal years ended April 30, 1998 and 1997 and as of a recent date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                          April 30, 1998                     April 30, 1997
                       -------------------                ---------------------
                        High         Low                   High           Low
                        ----         ---                   ----           ---

First Quarter          $7-3/4       $4-1/8                $12            $8-1/2
Second Quarter          8            5-5/8                 10-1/4         6
Third Quarter           6-1/4        5                      8-1/4         5-1/8
Fourth Quarter          6-1/4        5-1/4                  7-1/8         4

The closing sale price for the Company's common stock on July 28,1998 was $5.125. As of that date, there were 412 holders of record of the Company's common stock. The Company has never declared or paid any dividends on its Common Stock since its inception. Management has no plans to declare any dividends in the near future but may re-evaluate the Company's dividend policy as various factors change.

Item 6.     Selected Financial Data


Income Statement Data:

                             -------------------------------Year Ended April 30,------------------------------------
                             1998              1997               1996              1995               1994
                             ---------------------------------------------------------------------------------------
Operating Revenues          $87,531,005       $66,281,671       $42,479,911       $19,592,056        $9,391,946

Income from Operations       17,341,615        13,276,603         8,220,599         1,345,915           319,487

Income before Income Taxes   18,783,209        14,275,790         8,505,110         1,328,566           319,487

Net Income                   10,840,540         8,471,221         5,153,227           794,767           212,210

Net Income Per Share               0.54              0.43              0.26              0.04              0.01


Balance Sheet Data:

                             -------------------------------Years Ended April 30,------------------------------------
                             1998              1997               1996              1995               1994
                             ----------------------------------------------------------------------------------------
Working Capital             $24,496,643       $14,172,686       $ 5,751,385       $1,123,745         $  (27,686)

Inventories                   1,468,321         1,244,586         1,020,117          450,182            185,394

Total Assets                 33,584,430        21,691,428        12,238,284        3,619,045          1,274,761

Current Ratio                       4.1               3.1               2.0              1.5                1.0

Quick Ratio                         3.9               2.9               1.8              1.3                0.8

Long-Term Debt                  164,315           281,707           324,355          128,290             24,595

Shareholders' Equity         25,481,510        14,640,970         6,169,749        1,016,522            221,755

Return on Shareholders'            54.0%             81.4%            143.4%           128.4%             183.5%
Equity  (1)

(1) Net income divided by average shareholders' equity.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The following table summarizes the Company's operating results for the three most recent fiscal years. All amounts are in millions of dollars, except for the earnings per share data.

Fiscal Year Ending              April 30, 1998             April 30,1997              April 30, 1996
Sales Revenue                  $87.5     100.00%          $66.3     100.00%          $42.5     100.00%

Cost of Sales                   19.2      21.94            15.9      23.98            11.0      25.88
                               ----------------------------------------------------------------------

     Gross Profit               68.3      78.06            50.4      76.02            31.5      74.12

Selling Expenses
Commissions                     39.1      44.68            29.6      44.65            18.6      43.77
Sales Tax                        2.0       2.29              .4        .60              .2        .47
                               ----------------------------------------------------------------------

     Total Selling Expenses     41.1      46.97            30.0      45.25            18.8      44.24

General and Administrative
     Expense
Salaries                         4.2       4.80             3.0       4.52             1.7       4.00
Consulting                        .1        .11              .4        .60              .9       2.12
Other Operating Expenses         5.5       6.29             3.7       5.59             1.9       4.47
                               ----------------------------------------------------------------------

Total General and
     Administrative Expenses     9.8      11.20             7.1      10.71             4.5      10.59

Income From Operations          17.4      19.89            13.3      20.06             8.2      19.29
Other Income (Expense)           1.4       1.60             1.0       1.51              .3        .71
                               ----------------------------------------------------------------------

Net Income before
         Income Taxes           18.8      21.49            14.3      21.57             8.5      20.00
Income Taxes                     8.0       9.14             5.8       8.75             3.3       7.76

Net Income                     $10.8      12.34%          $ 8.5      12.82%          $ 5.2      12.24%

Earnings per share             $ .54                      $ .43                      $ .26
                               -----------------------------------------------------------------------

Sales revenue and net income increased for the sixth consecutive year. For the years ended April 30, 1998, 1997 and 1996, sales were $87.5, $66.3 and $42.5 million respectively. This represents a $23.8 million (56%) sales growth from 1996 to 1997 and a $21.2 million (32%) sales growth from 1997 to 1998. The growth in sales revenue is directly related to the 42.7% growth (from 34,046 to 48,597) in the number of active independent distributors during fiscal year 1997 and the 22% growth (from 48,597 to 59,298) during fiscal year 1998 and revenue generated by newly introduced products.

Cost of goods sold has increased from $11.0 million for the year ended April 30, 1996 to $15.9 million for the year ended April 30, 1997 to $19.2 million for the year ended April 30, 1998. However, as a percentage of sales cost of goods sold actually decreased 1.9% and 2.0% from 1996 to 1997 and from 1997 to 1998, respectively. The decreases in cost of goods sold as a percentage of sales were mainly due to increased purchasing power resulting in lower product cost and the increased availability of operating cash flow allowing the Company to take advantage of vendor discounts.

Commissions remained constant as a percentage of sales during the most recent three fiscal years. As a percentage of sales, commissions were 44.68% and 44.65% and 43.77% for the years ended April 30, 1998, 1997 and 1996, respectively. Management anticipates that commission expense will range from 43% to 46% during fiscal 1999.

Salary expense increased from $1.3 million during 1996 to $3.0 million (76.5% increase) during 1997 to $4.2 million (40.0% increase) during 1998. As a percentage of sales, salary expense increased from 4.00% during 1996 to 4.52% during 1997 to 4.80% during 1998. This increase was not only due to the rapid growth of the Company but also to the commitment to improve human resources within the company in order to better serve the needs of the Company's distributors. Management expects salary expense to level off in 1999 as a percentage of sales.

Freight expense totaled $3.4 million during 1998, an increase of approximately $600,000 or 21.4% from the $2.8 million incurred during 1997. This represented a percentage to sales of 3.88% and 4.22% for the respective periods. The increase in the amount expended for freight costs can be attributed to the growth in sales revenue of 32% experienced by the Company during 1998. However, freight expense decreased as a percentage of sales from 4.22% during 1997 to 3.88% during 1998 primarily as a result of the Company negotiating a decrease in its second day air rate with its primary freight service provider. The increase of freight expense as a percentage of sales from 1996 (4.0%) to 1997 (4.22%) was due to higher rates from the Company's primary freight service provider as a result of a change in the classification of direct sales company shipments from "commercial" to "residential" delivery. Management expects to reap benefits from the increased competition in the package delivery sector during the coming year.

Consulting expenses were approximately $138,000, $377,000, and $872,000 for the years ended April 30, 1998, 1997 and 1996 respectively. The decreases from year to year are primarily attributed to a commitment by management to improve human resources within the Company, which has reduced the need for external consultants.

Sales tax expense totaled $1,985,462 during 1998; an increase of $1,601,856 from the $383,606 incurred in fiscal year 1997. This significant increase is the result of an agreement reached with the North Carolina Department of Revenue whereby North Carolina agreed not to seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This encouraged the Company to initiate voluntary remission of prior sales taxes to applicable states and resulted in substantial payments of tax to those states. During the fiscal year ending April 30, 1998, the Company paid approximately $1,416,000 in prior year sales taxes. Management believes that these payments and the sales tax liabilities provided for in the April 30, 1998 balance sheet substantially cover all past taxes due. Management expects that the final resolution of this matter will not have a material effect on the Company's earnings.

Other operating expenses consist primarily of rent, depreciation and amortization, convention expenses, professional fees, advertising, payroll taxes, other taxes, licenses fees, repairs and maintenance, and various types of insurance. Other operating expenses increased from $1.9 million to $3.7 million to $5.5 million during the years ended April 30, 1996, 1997 and 1998 as a percentage of sales also. The amount expended by the Company relating to operating expenses has increased from year to year as a direct result of the growth of the business. The increase in other operating expenses as a percentage of sales were due to periodic increases in the square footage under lease; expenses relating to the number of computers, office equipment and supplies being utilized; increased levels of insurance and various employee related costs and benefits associated with larger employment levels.

Net income after taxes rose 27%, or $2.3 million, to $10.8 million for the year ended April 30, 1998 from $8.5 million for the year ended April 30, 1997, after having risen 38%, or $3.2 million, to $8.5 million for the year ended April 30, 1997 from $5.2 million for the year ended April 30, 1996. The increases in net income are primarily attributed to increased gross profits as a result of the decrease in cost of sales as a percentage of sales, as previously discussed. As a result, earnings per common share increased $0.11 per share for the year ended April 30, 1998 over the year ended April 30, 1997 (from $0.43 per share to $0.54 per share); an increase of 25.6%.

Liquidity And Capital Resources

The Company's primary source of funds is the cash generated from operating activities. For the year ended April 30, 1998, cash provided by operating activities was $11.7 million compared to $9.7 million and $8.1 million in 1997 and 1996, respectively. The Company's consistent sales growth and solid profit margins have fueled these increases.

Working capital at April 30, 1998 was $24.5 million compared to $14.2 million and $5.8 million at April 30, 1997 and 1996 respectively. This increase is due primarily due to the increase in cash from continued strong growth. Management is exploring opportunities to change the Company's investment strategy to increase returns on investments in 1999.

The Company invested $280,546 in 1998 for property and equipment purchases compared to $258,067 and $170,433 in 1997 and 1996 respectively. Sales growth and higher inventory levels have required the Company to invest in more computer and warehouse equipment. Management plans to evaluate its current computer system in 1999 and may find that greater efficiencies can be achieved with a new system. Management does not expect that investments in new computer equipment, if necessary, to exceed $500,000.

During 1999, working capital may be reduced substantially by a decision to construct a new warehouse and corporate office facility for the Company. Management continues to evaluate whether the Company will be better served leasing warehouse and office space or constructing a facility. If management decides to move forward with the construction of a facility, the expectation is that the investment will not exceed $6.0 million. Currently, no decision has been made as to whether the Company will construct a new facility or explore leasing options.

The Company believes that its current level of cash and cash equivalents and its cash provided by operations will provide sufficient resources for operations in the next 12 months. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required. Additional financing also may be considered if the Company's investment rates exceed current commercial loan rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements And Supplementary Data

Included immediately after signature page.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.


                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

         Information relating to Item 10 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1998.

Item 11.  Executive Compensation

         Information relating to Item 11 is incorporated herein by reference to the Company's Notice and Information Statement to be filed August 28, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information relating to Item 12 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1998.

Item 13.  Certain Relationships and Related Transactions

         Information relating to Item 13 is incorporated herein by reference to the Company's Notice and Information Statement to be filed on or about August 28, 1998.

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)(1) Financial Statements

         The following financial statements are included in this report.

             Balance Sheets as of April 30, 1998 and 1997

             Statements of Income for the Years Ended April 30, 1998, 1997, and 1996

             Statements of Changes in Stockholders' Equity for the Years Ended April 30, 1998, 1997, and 1996

             Statements of Cash Flows for the Years ended April 30, 1998, 1997, and 1996

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on August 13, 1998.

                                     MARKET AMERICA, INC.


                                BY:  /s/
                                     -----------------------------------
                                     James H. Ridinger
                                     President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.


/s/                                                    August 13, 1998
----------------------------------
James H. Ridinger
President, Chief Executive Officer & Director
(Principal Executive, Financial & Accounting Officer



/s/                                                    August 13, 1998
----------------------------------
Loren A. Ridinger
Senior Vice President



/s/                                                    August 13, 1998
----------------------------------
Dennis Franks
Executive Vice President & Director



/s/                                                    August 13, 1998
----------------------------------
Martin Weissman
Executive Vice President & Director

                              MARKET AMERICA, INC.


                              FINANCIAL STATEMENTS


                   Years Ended April 30, 1998, 1997 and 1996

MARKET AMERICA, INC.
--------------------------------------------------------------------------------



TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT................................................ 1

FINANCIAL STATEMENTS

    Balance Sheets.......................................................... 2

    Statements of Income.................................................... 3

    Statements of Changes in Stockholders' Equity........................... 4

    Statements of Cash Flows................................................ 5

    Notes to Financial Statements........................................... 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Market America, Inc.
Greensboro, North Carolina


We have audited the accompanying balance sheets of Market America, Inc. as of April 30, 1998 and 1997 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Market America, Inc. as of and for the year ended April 30, 1996, were audited by another auditor whose report dated July 5, 1996 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Market America, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Greensboro, North Carolina
June 1, 1998


                                    ________
                                     Page 1

MARKET AMERICA, INC.
BALANCE SHEETS
April 30, 1998 and 1997
--------------------------------------------------------------------------------

ASSETS                                                                                      1998                1997
                                                                                       --------------     ----------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                                  $   18,379,127     $     2,323,943
   Short-term investments (Notes 1 and 2)                                                  12,415,465          17,294,869
   Advances to related parties (Note 5)                                                        62,445                   -
   Notes receivable, employees                                                                 51,919              58,095
   Inventories (Note 1)                                                                     1,468,321           1,244,586
   Other current assets                                                                        57,971              19,263
                                                                                       --------------     ---------------
                                                              TOTAL CURRENT ASSETS         32,435,248          20,940,756
                                                                                       --------------     ---------------

PROPERTY AND EQUIPMENT (Notes 1 and 3)
   Furniture and equipment                                                                    983,959             839,057
   Software                                                                                   259,199             128,840
   Leasehold improvements                                                                       6,370               2,570
                                                                                       --------------     ---------------
                                                                                            1,249,528             970,467
   Less accumulated depreciation                                                              462,036             294,553
                                                                                       --------------     ---------------
                                                                                              787,492             675,914
                                                                                       --------------     ---------------

OTHER ASSETS
   Restricted cash (Note 3)                                                                    79,018              74,077
   Other                                                                                      282,672                 681
                                                                                       --------------     ---------------
                                                                                              361,690              74,758
                                                                                       --------------     ---------------

                                                                                       $   33,584,430     $    21,691,428
                                                                                       ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt (Note 3)                                          $      152,476     $       250,254
   Accounts payable - trade                                                                 1,066,274           1,550,609
   Commissions payable                                                                      2,755,776           1,516,365
   Sales tax payable (Note 8)                                                                 802,786             239,414
   Income taxes payable                                                                     1,863,132           1,866,021
   Other accrued liabilities                                                                  202,886             320,066
   Unearned revenue (Note 4)                                                                1,095,275           1,026,022
                                                                                       --------------     ---------------

                                                         TOTAL CURRENT LIABILITIES          7,938,605           6,768,751
                                                                                       --------------     ---------------

LONG-TERM DEBT (Note 3)                                                                       164,315             281,707
                                                                                       --------------     ---------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

STOCKHOLDERS' EQUITY
   Common stock, $.00001 par value; 800,000,000 shares
     authorized; 19,950,000 issued and outstanding                                                199                 199
   Additional paid-in capital                                                                  39,801              39,801
   Retained earnings                                                                       25,441,510          14,600,970
                                                                                       --------------     ---------------
                                                                                           25,481,510          14,640,970

                                                                                       $   33,584,430     $    21,691,428
                                                                                       ==============     ===============

--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 2
part of the financial statements.

MARKET AMERICA, INC.
STATEMENTS OF INCOME
Years Ended April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                           1998               1997               1996
                                                                     --------------     --------------     --------------
Sales                                                                $   87,531,005     $   66,281,671     $   42,479,911
Cost of Sales                                                            19,272,329         15,913,272         11,019,370
                                                                     --------------     --------------     --------------

                                                     GROSS PROFIT        68,258,676         50,368,399         31,460,541
Selling Expenses
   Commissions                                                           39,061,225         29,645,933         18,643,914
   Sales tax (Note 8)                                                     1,985,462            383,606            238,868
                                                                     --------------     --------------     --------------
                                                                         41,046,687         30,029,539         18,882,782
                                                                     --------------     --------------     --------------
General and Administrative Expenses
   Salaries                                                               4,184,478          2,973,809          1,624,651
   Consulting                                                               137,636            377,234            885,345
   Rents (Note 5 and 6)                                                     695,507            389,862            239,387
   Depreciation and amortization                                            167,483            122,839             75,315
   Other expenses                                                         4,685,270          3,198,513          1,532,462
                                                                     --------------     --------------     --------------
                                                                          9,870,374          7,062,257          4,357,160
                                                                     --------------     --------------     --------------

                                           INCOME FROM OPERATIONS        17,341,615         13,276,603          8,220,599

Other Income (Expense)
   Interest income                                                        1,073,582            595,651            232,855
   Interest expense                                                         (93,752)           (40,707)           (33,515)
   Gain (loss) on disposals of assets                                           500             (6,808)            (4,507)
   Miscellaneous income                                                     461,264            451,051             89,678
                                                                     --------------     --------------     --------------
                                                                          1,441,594            999,187            284,511
                                                                     --------------     --------------     --------------

                                              INCOME BEFORE TAXES        18,783,209         14,275,790          8,505,110

Income Taxes (Note 7)                                                     7,942,669          5,804,569          3,351,883
                                                                     --------------     --------------     --------------

                                                       NET INCOME    $   10,840,540     $    8,471,221     $    5,153,227
                                                                     ==============     ==============     ==============

Basic earnings per common share (Note 1)                             $          .54     $          .43     $          .26
                                                                     ==============     ==============     ==============

Weighted average number of common shares outstanding                     19,950,000         19,950,000         19,950,000
                                                                     ==============     ==============     ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 3
part of the financial statements.

MARKET AMERICA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                   Common Stock               Additional
                                          -----------------------------         Paid-In        Retained
                                                Shares          Amount          Capital        Earnings          Total
                                                ------          ------          -------        --------          -----
BALANCE, April 30, 1995                     19,950,000    $         199    $      39,801    $    976,522    $   1,016,522

   Net income                                        -                -                -       5,153,227        5,153,227
                                          ------------    -------------    -------------    ------------    -------------

BALANCE, April 30, 1996                     19,950,000              199           39,801       6,129,749        6,169,749

   Net income                                        -                -                -       8,471,221        8,471,221
                                          ------------    -------------    -------------    ------------    -------------

BALANCE, April 30, 1997                     19,950,000              199           39,801      14,600,970       14,640,970

   Net income                                        -                -                -      10,840,540       10,840,540
                                          ------------    -------------    -------------    ------------    -------------

BALANCE, April 30, 1998                     19,950,000    $         199    $      39,801    $ 25,441,510    $  25,481,510
                                          ============    =============    =============    ============    =============






--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 4
part of the financial statements.

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS
Years Ended April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                          1998               1997               1996
                                                                     --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   10,840,540     $    8,471,221     $    5,153,227
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         167,483            122,839             75,315
      (Gain) loss on disposal of assets                                        (500)             6,808              4,507
      Increase in inventories                                              (223,735)          (224,469)          (569,935)
      (Increase) decrease in other current assets                           (38,708)             8,401            (21,427)
      Increase in other assets                                             (281,991)              (681)                 -
      Increase (decrease) in accounts payable - trade                      (484,335)           526,180            310,617
      Increase (decrease) in income taxes payable                            (2,889)           493,043          1,105,530
      Increase (decrease) in commissions payable                          1,239,411           (326,441)         1,340,007
      Increase in sales tax payable                                         563,372            239,414                  -
      Increase (decrease) in other accrued liabilities                     (117,180)          (290,195)           246,652
      Increase in unearned revenue                                           69,253            668,921             44,901
      Increase in note payable (settlement)                                       -                  -            400,000
      Decrease in interest payable                                                -                  -             (7,109)
                                                                     --------------     --------------     --------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES        11,730,721          9,695,041          8,082,285
                                                                     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      (280,546)          (258,067)          (170,433)
   Proceeds from sale of property and equipment                               1,985                  -                  -
   Purchase of long-term investments                                              -                  -           (130,000)
   (Increase) decrease of short-term investments                          4,879,404        (17,294,869)                 -
   Proceeds from sale of long-term investments                                    -            125,405                  -
   Advances to related parties                                              (62,445)                 -                  -
   (Increase) decrease in notes receivable, employees                         6,176              3,601            (61,696)
   Increase in restricted cash                                               (4,941)            (4,257)           (69,820)
                                                                     --------------     --------------     --------------

                                         NET CASH PROVIDED (USED)
                                         FOR INVESTING ACTIVITIES         4,539,633        (17,428,187)          (431,949)
                                                                     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable and long-term debt                            (215,170)          (328,999)           (94,288)
                                                                     --------------     --------------     --------------

                                                NET CASH USED FOR
                                             FINANCING ACTIVITIES          (215,170)          (328,999)           (94,288)
                                                                     --------------     --------------     --------------

                                  NET INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS        16,055,184         (8,062,145)         7,556,048

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                                     2,323,943         10,386,088          2,830,040
                                                                     --------------     --------------     --------------

                                        CASH AND CASH EQUIVALENTS
                                                  AND END OF YEAR    $   18,379,127     $    2,323,943     $   10,386,088
                                                                     ==============     ==============     ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 5
part of the financial statements.

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS (Continued)
Years Ended April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                          1998               1997               1996
                                                                     --------------     --------------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the year for:

      Interest                                                       $       93,752     $       28,467     $       33,376
                                                                     ==============     ==============     ==============

      Income taxes                                                   $    7,945,558     $    5,311,526     $    2,246,353
                                                                     ==============     ==============     ==============






--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 6
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT POLICIES

Market America, Inc. is based in Greensboro, North Carolina. It was incorporated on April 27, 1992. The Company distributes a variety of consumer home-use products to the public through a network marketing concept which utilizes independent contractors to sell these products. The Company supplies marketing information to these individuals in order to assist them in their sales efforts. The Company sells its products throughout the United States, Canada, the Bahamas, and various territories of the United States.

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

Property and equipment

Property and equipment are recorded at cost and depreciated on the straight-line basis over the estimated useful lives of the assets as follows:

        Furniture and equipment                            5 to 10 years
        Software                                           3 to 10 years
        Leasehold improvements                                  15 years

Maintenance, repairs, and minor renewals are charged to operations as incurred. Additions, improvements, and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts and any gain or loss on disposition is credited or charged to operations.

Revenue recognition

The Company recognizes sales revenues at the time products are shipped. Sales revenues are collected at or prior to the time of shipment.

--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 7
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 1 o ORGANIZATION AND SIGNIFICANT POLICIES (Continued)

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

Earnings per share

During the year ended April 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the periods. Diluted EPS would reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares. Basic earnings per common share do not differ from the Company's previously reported net income per share.

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

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with the current-year financial statement presentation. Reclassifications have no effect on previously reported net income.

New accounting standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the prominent reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the total of net income and other changes in equity that are excluded from the measurement of income. The Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provisions of this Statement in its year ending April 30, 1999. Management does not expect the impact of the adoption of this Statement on the Company's financial position and results of operations to be material.

--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 8
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 1 o ORGANIZATION AND SIGNIFICANT POLICIES (Continued)

New accounting standards (Continued)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement introduces a new model for segment reporting and requires that the Company report profit and loss, assets and liabilities by segment. The Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provisions of this Statement in its year ending April 30, 1999. The Company has only one business segment, and management does not expect the impact of adoption of this Statement on the Company's financial position and results of operations to be material.

NOTE 2 o SHORT-TERM INVESTMENTS

Short-term investments at April 30 consisted of the following:

                                                                                            1998                1997
                                                                                       --------------     ---------------
   Master note, maturing May 1, 1998 and
    September 30, 1997, respectively, earning
    interest of 4.5% at April 30, 1998 and 1997.                                       $    7,692,279     $    17,294,869

   Business Eurodollars Term/Non-Sweep, maturing
    May 22, 1998 and June 23, 1998, earning interest
    of 5.55% and 5.47% at April 30, 1998.                                                   4,723,186                   -
                                                                                       --------------     ---------------

                                                                                       $   12,415,465     $    17,294,869
                                                                                       ==============     ===============

NOTE 3 o LONG-TERM DEBT

                                                                                            1998                1997
                                                                                       --------------     ----------------
   Notes payable collateralized by equipment, due in monthly installments aggregating $2,440 at April 30, 1998, including interest ranging from 6% to
    8%. One of these notes is also collateralized by a certificate of deposit
    that is reported as restricted cash on the accompanying balance sheets.            $       58,791     $        91,541

   Obligation due in monthly installments of $3,000 including interest
    discounted at 9% with remaining balance due December 31, 1999.                             18,000              65,420


--------------------------------------------------------------------------------
The accompanying notes are an integral                                    Page 9
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 3 o LONG-TERM DEBT (Continued)

                                                                                            1998                1997
                                                                                       --------------     ---------------
   Obligation arising in settlement of litigation as approved by the U.S.
    Bankruptcy Court for the District of New Jersey, payable in monthly installments of $10,000,including interest
    discounted at 9%.                                                                         240,000             375,000
                                                                                       --------------     ---------------
                                                                                              316,791             531,961
   Less current portion due within one year                                                   152,476             250,254
                                                                                       --------------     ---------------

                                                                                       $      164,315     $       281,707
                                                                                       ==============     ===============

Future maturities of long-term debt at April 30, 1998 are due as follows:

                1999                                 $      152,476
                2000                                        143,168
                2001                                         18,404
                2002                                          2,743
                                                     --------------

                                                     $      316,791

NOTE 4 o UNEARNED REVENUE

The Company sponsors two conventions per year for its distributors. The unearned revenue represents cash collected from advance ticket sales.


NOTE 5 o RELATED PARTY TRANSACTIONS

On April 15, 1996, the Company purchased the former home of Mr. and Mrs. James
H. Ridinger, officer/stockholder, to provide lodging and meeting facilities for corporate guests. The home was purchased for $130,000 and thereafter sold to an unrelated third party on May 29, 1996.

During the year ended April 30, 1998, the Company entered into agreements with two companies owned by Mr. and Mrs. James H. Ridinger, officer/stockholder of the Company, to lease real estate in Miami, Florida for use by Company management when conducting business in Florida and for the lease of a yacht on a per event basis. The yacht is used as an integral part of the direct sales training, education, and recruitment activities of the Company. Both lease agreements have 5-year terms with options to renew. The amount of rent expense under both agreements aggregated to $252,000 during the year ended April 30, 1998. At April 30, 1998, these related entities owed the Company $62,445.

--------------------------------------------------------------------------------
The accompanying notes are an integral                                   Page 10
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 6 o OPERATING LEASE COMMITMENTS

The Company occupies leased premises in Greensboro, North Carolina and Miami, Florida. The Greensboro lease commenced on April 1, 1995, and terminated on October 31, 1997. The Company is currently leasing the Greensboro premises on a month-to-month basis. The Miami lease is with a related party (see Note 5) beginning August 1997 and is for five years. The Company also leases automobiles under long-term operating leases.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of April 30, 1998 are as follows:

                  1999                                  $      106,126
                  2000                                          72,870
                  2001                                          44,056
                  2002                                          36,000
                  2003                                          12,000
                                                        --------------

    Total future minimum lease payments                 $      271,052
                                                        ==============


NOTE 7 o INCOME TAXES

Income tax expense is comprised of the following:

                                                                          1998               1997               1996
                                                                     --------------     --------------     --------------
   Current tax provision
              Federal                                                $    6,483,683     $    4,671,743     $    2,687,762
              State                                                       1,458,986          1,132,826            664,121
                                                                     --------------     --------------     --------------
                                                                          7,942,669          5,804,569          3,351,883
   Deferred tax provision                                                         -                  -                  -
                                                                     --------------     --------------     --------------

   Total income tax provision                                        $    7,942,669     $    5,804,569     $    3,351,883
                                                                     ==============     ==============     ==============

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

                                                                          1998               1997               1996
                                                                     --------------     --------------     -------------

     Statutory U.S. federal rate                                            35.0%              35.0%              34.0%
     State income tax, net of federal benefit                                4.8                5.1                5.1
     Effect of non-deductible expenses                                       1.5                  -                  -
     Other, net                                                              1.0                 .6                 .3
                                                                       ---------          ---------           --------

                                                                            42.3%              40.7%              39.4%
                                                                       =========          =========           ========

--------------------------------------------------------------------------------
The accompanying notes are an integral                                   Page 11
part of the financial statements.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 8 o CONTINGENCIES

During the year ended April 30, 1998, the Company reached an agreement with the North Carolina Department of Revenue whereby North Carolina would not seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This enabled the Company to initiate voluntary remission of such prior taxes to applicable states and resulted in a substantial increase in sales tax expense for the year. Management believes that all sales tax liabilities are adequately provided for at April 30,1998, and that the final resolution of this matter will not have a material effect on future earnings.

In connection with an investigation affecting the Company by the staff of the U.S. Securities and Exchange Commission (SEC), the Company has been informed by the SEC staff that it is considering recommending institution of a civil injunctive enforcement action against the Company and certain individuals associated with the Company. The Company does not believe that any enforcement action against the Company or persons associated with the Company is warranted. At the present time, however, the Company is unable to predict the outcome of the investigation or whether it might result in civil proceedings involving the Company or its associates.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.


NOTE 9 o FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and cash equivalents, short-term investments, and notes receivable approximate their respective fair values. The carrying value of long-term debt exceeds its estimated fair value by approximately $21,000 and $36,000 at April 30, 1998 and 1997, respectively. Fair values are based primarily on current interest rates available for those or similar instruments.


--------------------------------------------------------------------------------
The accompanying notes are an integral                                   Page 12
part of the financial statements.

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-K

                                  EXHIBIT INDEX

         Exhibit
         Number                               Identification
         ------                               --------------

           2.1 Agreement and Plan of Merger dated as of October 1, 1993 between Atlantic Ventures, Inc. and Market America, Inc. and Addendum (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

           3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

           3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

           3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

           4.1 Article 2 of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

           4.2 Articles of Merger of Atlantis Ventures, Inc. and Market America, Inc. (incorporated by reference to
                           Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

           10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997 filed with the Commission on December 15, 1997, Commission File No. 000-23250)

           10.2* Vendor Agreement between Market America, Inc. and Isotonix(r) Corporation dated October 25, 1993**

           27*             Financial Data Schedule

 * Filed herewith.
** Portions of this exhibit have been omitted pursuant to Rule 24b-2 and an Application for Confidential Treatment thereunder.