Form 10-Q
period 1998-07-31
MARKET AMERICA INC
filed 1998-09-14
CIK 880121

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

                  For the quarterly period ended July 31, 1998

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

                                      27409
                                   (Zip Code)

                                 (336) 605-0040
              (Registrant's Telephone Number, Including Area Code)

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 14, 1998.

                                   19,950,000


================================================================================

PART I


ITEM 1   Statement of Financial Position as of July 31, 1998 (Unaudited)
                   and April 30, 1998

         Statement of Operations for the Three Month Periods Ended
                  July 31, 1998 and 1997 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Three Month Periods Ended July 31, 1998 and 1997 (Unaudited)

         Statement of Cash Flows for the Three Month Periods Ended July 31, 1998 and 1997 (Unaudited)

         Notes to Financial Statements as of July 31, 1998 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                            July 31, 1998 and April 30, 1998
--------------------------------------------------------------------------------

ASSETS
                                        (Unaudited)
                                           July 31,                   April 30,
                                               1998                        1998
                                     --------------            ----------------

CURRENT ASSETS
  Cash and cash equivelents          $   21,028,540             $     18,379,127
  Short-term investments                 12,497,523                   12,415,465
  Advances to related parties               116,912                       62,445
  Notes receivable, employees                79,316                       51,919
  Inventories                             1,977,064                    1,468,321
  Other current assets                       25,249                       57,971
                                     --------------              ---------------
Total current assets                     35,724,604                   32,435,248
                                     --------------              ---------------

PROPERTY AND EQUIPMENT
  Furniture and equipment                 1,156,990                      983,959
  Software                                  267,783                      259,199
  Leasehold improvements                      6,370                        6,370
                                     --------------              ---------------
                                            998,964                      970,467
 Less accumulated depreciation              498,795                      462,036
                                     --------------              ---------------
  Total property and equipment              932,348                      787,492
                                     --------------              ---------------

OTHER ASSETS
 Restricted cash                             80,443                       79,018
 Other                                      289,481                      282,672
                                     --------------              ---------------
    Total other assets                      369,924                      361,690
                                      -------------               --------------
TOTAL ASSETS                         $   37,026,876              $    33,584,430
                                     ==============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                   $    1,205,216              $     1,066,274
  Sales tax payable                         726,650                      802,786
  Commissions payable                     1,794,225                    2,755,776
  Other accrued liabilities                 132,124                      202,886
  Income taxes payable                    2,436,686                    1,863,132
  Unearned revenue                        1,095,000                    1,095,275
  Current portion of long-term
  debt                                      151,835                      152,476
                                     --------------              ---------------
  Total current liabilities               7,541,736                    7,938,605
                                     --------------              ---------------

LONG-TERM DEBT                              128,566                      164,315
                                     --------------              ---------------


   The accompanying notes are an integral part of these financial statements.

STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
  800,000,000 shares authorized;
  19,950,000 shares issued and
  outstanding                                   199                          199
  Additional paid-in capital                 39,801                       39,801
  Retained earnings                      29,316,574                   25,441,510
                                     --------------              ---------------
  Total stockholders' equity             29,356,574                   25,481,510
                                     --------------              ---------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $   37,026,876              $    33,584,430
                                     ==============              ===============


   The accompanying notes are an integral part of these financial statements.

                                     Statement of Operations for the Three Month
MARKET AMERICA, INC.            Periods Ended July 31, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                July 31,              July 31,
                                                    1998                  1997
                                            ------------          ------------
SALES                                       $ 26,826,596          $ 19,253,264

COST OF SALES                                  6,285,268             4,037,338
                                            ------------          ------------
GROSS PROFIT                                  20,541,328            15,215,926
                                            ------------          ------------
SELLING EXPENSES
  Commissions                                 11,912,958             8,730,456
  Sales tax                                      243,789               120,443
                                            ------------          ------------
                                              12,156,747             8,850,899
                                            ------------          ------------

GENERAL and ADMINISTRATIVE EXPENSES
  Salaries                                       982,190               812,459
  Consulting                                      45,557                55,936
  Rents                                          190,623               108,927
  Depreciation and amortization                   50,319                34,091
  Other operating expenses                       983,650             1,117,119
                                            ------------          ------------
                                               2,252,339             2,128,532
                                            ------------          ------------

INCOME FROM OPERATIONS                         6,132,242             4,236,495
                                            ------------          ------------
OTHER INCOME (EXPENSE)
  Interest income                                389,407               172,323
  Interest expense                               (23,466)               (2,759)
  Loss on disposal of assets                      (6,404)
  Miscellaneous                                   41,839                34,888
                                            ------------          ------------
     Total other income (expense)                401,376               204,452
                                            ------------          ------------

INCOME BEFORE TAXES                            6,533,618             4,440,947

PROVISION FOR INCOME TAXES                     2,658,554             1,788,860
                                            ------------          ------------
NET INCOME                                  $  3,875,064          $  2,652,087
                                            ============          ============
BASIC EARNINGS PER COMMON SHARE             $        .19          $        .13
                                            ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            19,950,000            19,950,000
                                            ============          ============

   The accompanying notes are an integral part of these financial statements.

                            Statement of Changes in Stockholders' Equity for the
                                Three Month Periods Ended July 31, 1998 and 1997
 MARKET AMERICA, INC.                                                (Unaudited)
 -------------------------------------------------------------------------------

                                  Common Stock       Additional
                               ------------------      Paid-in      Retained
                                Shares     Amount      Capital      Earnings      Total
                              ----------   ------    ---------      ---------    ----------
Balances at April 30, 1997    19,950,000    $199     $39,801       $14,600,970   $14,640,970

Net income                                                           2,652,087     2,652,087
                              ----------    ----     -------       -----------   -----------

Balances at July 31, 1997     19,950,000    $199     $39,801       $17,253,057   $17,293,057
                              ==========    ====     =======       ===========   ===========

Balances at April 30, 1998    19,950,000    $199     $39,801       $25,441,510   $25,481,510

Net income                                                           3,875,064     3,875,064
                              ----------    ----     -------       -----------   -----------

Balances at July 31, 1998     19,950,000    $199     $39,801       $29,316,574   $29,356,574
                              ==========    ====     =======       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                                    Statement of Cash Flows for the
                                   Three Month Periods Ended July 31, 1998 and 1997
  MARKET AMERICA, INC.                                                  (Unaudited)
  ---------------------------------------------------------------------------------
                                                            July 31,       July 31,
                                                                1998           1997
                                                            --------       --------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 3,875,064    $ 2,652,087
   Adjustments to reconcile net income to net
         cash provided by operating activities:
          Loss on sale of assets                               6,404              -
          Depreciation and amortization                       50,391         34,091
       Increase in inventories                              (508,743)      (543,070)
       (Increase) decrease in other current assets            32,722        (39,470)
       (Increase) decrease in other assets                    (6,809)             -
       Increase (decrease) in accounts payable               138,942       (103,360)
       Increase (decrease) in sales tax payable              (76,136)             -
       Increase (decrease) in income taxes payable           573,554       (255,060)
       Decrease in commissions payable                      (961,551)      (229,828)
       Decrease in other accrued liabilities                 (70,762)      (157,939)
       Decrease in unearned revenue                             (275)      (219,322)
                                                          ----------     ----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                3,052,729      1,138,129
                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in short-term investments            (82,058)    17,294,869
    (Increase) decrease in notes receivable, employees       (27,397)         1,471
    Advances to related parties                              (54,467)             -
    Increase in restricted cash                               (1,425)          (887)
    Proceeds from sale of assets                              23,286              -
    Capital expenditures                                    (224,865)       (28,497)
                                                         -----------    -----------
NET CASH PROVIDED FROM (USED IN)
INVESTING ACTIVITIES                                        (366,926)    17,266,956
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                     (36,390)       (15,635)
                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,649,413     18,389,450

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                       18,379,127      2,323,943
                                                         -----------   -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                            $21,028,540    $20,713,393
                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                    July 31, 1998(Unaudited)
--------------------------------------------------------------------------------


Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company")as of July 31, 1998 and 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of July 31, 1998 and for the three month periods ended July 31, 1998 and 1997. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter ended July 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending April 30, 1999.

Earnings Per Share

The Company computes earnings per share ("EPS") based upon the requirements of Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation, and disclosure requirements for both basic and diluted EPS. The Company does not have any securities outstanding with dilutive potential for its common shares.

Adoption of Accounting Standards

On May 1, 1998, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income." Comprehensive income is the total of net income and other changes in equity, excluding transactions with stockholders, that are excluded from the measurement of net income. Since the Company does not have any transactions which effect equity other than net income, the adoption of this standard did not have a material effect on the Company's financial statements.

On May 1, 1998 the Company also adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Since the Company only has one business segment, the adoption of this standard did not have a material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentation. Reclassifications made had no effect on previously reported net income.

Related Party Transactions

The Company has an agreement with two companies owned by Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, to lease real estate in Miami, Florida for use by Company management when conducting business in Florida and for the lease of a yacht on a per event basis. The yacht is used as an integral part of the direct sales training, education, and recruitment activities of the Company. Both lease agreements have 5-year terms with options to renew. The amount of rent expense incurred for the three month period ended July 31, 1998 was $21,000 for the real estate and $60,000 for the yacht. At July 31, 1998 these companies owed the Company $116,912.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity & Capital Resources

The Company's current assets and liabilities were $35,724,604 and $7,541,736 respectively at July 31, 1998. This yielded a current ratio of 4.7 at July 31, 1998 compared to 4.1 at April 30, 1998. The increase in the current ratio is primarily attributable to the cash provided by the continued strong growth during the quarter.

Cash and cash equivalents, investments with maturity dates of three months or less when purchased, were $21.0 million at July 31, 1998 compared to $18.4 million at April 30, 1998. This increase in cash is directly related to the Company's positive cash flow from operations. Management believes that its cash reserves and cash flows provided by operations will provide sufficient working capital for the remainder of the fiscal year.

The significant decrease in cash provided by investing activities between the quarters ending July 31, 1997 and 1998 is attributed to the reclassification of approximately $17.3 million of master notes from short-term investments to cash and cash equivalents at July 31, 1997. The reclassification was a result of the maturity dates of these investments being less than three months as of July 31, 1997. During the quarter ended July 31, 1998, the Company had no such reclassifications between short-term investments and cash and cash equivalents.

During 1999, working capital may be reduced substantially by a decision to construct a new corporate office and warehouse facility. Management continues to evaluate whether the Company will be better served leasing office and warehouse space or constructing a facility. If management decides to move forward with the construction of a facility, the expectation is that the investment will not exceed $6.0 million. Management intends to continue investing its cash reserves in highly liquid investments until a decision is made as to the expansion of the office and warehouse facilities.

Results of Operations

The Company's sales continued to grow during the quarter ended July 31, 1998. Net sales increased 39.3% to $26.8 million from $19.3 million for the quarter ended July 31, 1998 compared to the same period in 1997. Management believes that its emphasis on one-to-one marketing and mass customization has lead to this growth.

Gross profit as a percentage of net sales for the three month periods ended July 31, 1998 and 1997 was 76.6% and 79.0%, respectively. Management credits the decrease to a misclassification of approximately $520,000 of expenses out of cost of goods sold into other operating expenses at July 31, 1997. This misclassification was corrected during the quarter ended October 31, 1997. Gross profit as a percentage of net sales for the quarter ending July 31, 1997, excluding the misclassification, was 76.3%.

Commission expense was $11.9 million for the three month period ended July 31, 1998. This compares to $8.7 million for the respective 1997 period. Commissions, as a percentage of sales, were 44.4% and 45.3% for the three month periods ended July 31, 1998 and 1997, respectively. The total dollar increase in commission expense was directly related to the corresponding increase in net sales.

General and administrative expenses were $2.3 million and $2.1 million for the three month periods ended July 31, 1998 and 1997, respectively. As a percentage of sales, general and administrative expenses were 8.4% and 11.1% for the three month periods ended July 31, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of sales is attributable to the misclassification of expenses discussed above (see discussion regarding gross profit percentages). As a percentage of sales, general and administrative expenses at July 31, 1997, excluding the misclassification, was 8.3%.

PART II


ITEM 1  LEGAL PROCEEDINGS

         During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of previously reported proceedings, except for the development reported in the Form 8-K referred to in Item 6 below, in which it was reported that the Company had been informed by the SEC staff on May 14, 1998 that the staff was considering recommending institution of a civil injunctive enforcement action against the Company and certain individuals associated with the Company. The Company does not believe that any enforcement action against the Company or persons associated with the Company is warranted. At the present time, however, the Company is unable to predict the outcome of the investigation or whether it might result in civil proceedings involving the Company or its associates.

ITEM 2  CHANGES IN SECURITIES

        NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5  OTHER INFORMATION

        NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
         The exhibits to this report are listed in the Exhibit Index, which is incorporated herein by reference.

         (b)  REPORTS ON FORM 8-K
         On June 4, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 thereof, a development in a previously reported SEC investigation.

-------------------------------------------------------------------------------
                                   SIGNATURE
-------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date  September 14, 1998                        /s/ James H. Ridinger
      ------------------                    -----------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX


Exhibit
 Number                         Identification
 ------                         --------------

  2.1 Agreement and Plan of Merger dated as of October 31, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same)dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

  3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit
3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

 10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 filed with the Commission on December 15, 1997, Commission File No. 000-23250)

 10.2 Vendor agreement between Market America, Inc. and Isontonix (x) Corporation dated October 25, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

 27* Financial Data Schedule

----------------
* Filed herewith.