Form 10-Q/A
period 1998-07-31
MARKET AMERICA INC
filed 1998-09-16
CIK 880121

================================================================================

                                  UNITED STATES
                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                 Amendment No. 1

                                       TO

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

THE PURPOSE OF THIS FILING IS TO AMEND THE 10-Q FILED ON 9/14/98 BY ATTACHING THE FINANCIAL DATA SCHEDULE EXHIBIT 27

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

             27 Financial Data Schedule

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




Date  September 16, 1998                       /s/ James H. Ridinger
      ------------------                    -----------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer and
                                            Principal Financial Officer)