Form 10-Q
period 1998-10-31
MARKET AMERICA INC
filed 1998-12-15
CIK 880121

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

                  For the quarterly period ended October 31, 1998

                        Commission file number 000-23250

                            ------------------------

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


                                      27409
                                   ----------
                                   (Zip Code)


                                 (336) 605-0040
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 14, 1998.

                                   19,950,000

================================================================================

PART I


ITEM 1   Statement of Financial Position as of October 31, 1998 (Unaudited)
                   and April 30, 1998

         Statement of Operations for the Three and Six-Month Periods Ended
                  October 31, 1998 and 1997 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Six-
                  Month Periods Ended October 31, 1998 and 1997 (Unaudited)

         Statement of Cash Flows for the Six-Month Periods Ended
                  October 31, 1998 and 1997 (Unaudited)

         Notes to Financial Statements as of October 31, 1998 (Unaudited)

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                        October 31, 1998 and April 30, 1998
--------------------------------------------------------------------------------------------------

                                                        (Unaudited)
                                                      October 31, 1998           April 30, 1998
                                                     --------------------      -------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 29,432,998             $ 18,379,127
     Short term investments                                    4,723,186               12,415,465
     Advances to related parties                                 136,056                   62,445
     Notes receivable employees                                  103,330                   51,919
     Inventories                                               1,740,314                1,468,321
     Other current assets                                         70,094                   57,971
                                                     --------------------      -------------------

            Total current assets                              36,205,978               32,435,248
                                                     --------------------      -------------------

PROPERTY AND EQUIPMENT
     Furniture and equipment                                   1,190,911                  983,959
     Software                                                    270,130                  259,199
     Leasehold improvements                                        6,370                    6,370
                                                     --------------------      -------------------

                                                               1,467,411                1,249,528
     Less accumulated depreciation and
     amortization                                                550,670                  462,036
                                                     --------------------      -------------------

            Total property and equipment                         916,741                  787,492
                                                     --------------------      -------------------

OTHER ASSETS
     Restricted cash                                              81,643                   79,018
     Other                                                       280,856                  282,672
                                                     --------------------      -------------------
            Total other assets                                   362,499                  361,690
                                                     --------------------      -------------------

TOTAL ASSETS                                                $ 37,485,218             $ 33,584,430
                                                     ====================      ===================


   The accompanying notes are an integral part of these financial statements.

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                        October 31, 1998 and April 30, 1998
--------------------------------------------------------------------------------------------------

                                                         (Unaudited)
                                                      October 31, 1998           April 30, 1998
                                                     --------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $  1,172,739              $ 1,066,274
     Sales tax payable                                           733,508                  802,786
     Commissions payable                                       2,011,733                2,755,776
     Other accrued liabilities                                   140,602                  202,886
     Income taxes payable                                       (396,115)               1,863,132
     Unearned revenue                                          1,135,925                1,095,275
     Current portion of long-term debt                           125,027                  152,476
                                                     --------------------      -------------------

         Total current liabilities                             4,923,419                7,938,605
                                                     --------------------      -------------------

LONG TERM DEBT                                                    81,155                  164,315
                                                     --------------------      -------------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
     800,000,000 shares authorized;
     19,950,000 shares issued and outstanding                        199                      199
     Additional paid-in-capital                                   39,801                   39,801
     Retained earnings                                        32,440,644               25,441,510
                                                     --------------------      -------------------

         Total stockholders' equity                           32,480,644               25,481,510
                                                     --------------------      -------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 37,485,218             $ 33,584,430
                                                     ====================      ===================


   The accompanying notes are an integral part of these financial statements.

                                                                                   Statement of Operations for the Three
MARKET AMERICA, INC.                                   and Six Month Periods Ended October 31, 1998 and 1997 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                Three Month Periods Ended                     Six Month Periods Ended
                                                -------------------------                     -----------------------
                                         October 31, 1998      October 31, 1997      October 31, 1998        October 31, 1997
                                         ----------------      ----------------      ----------------        ----------------
SALES                                          $ 26,867,213         $ 21,737,860         $ 53,588,122                $ 40,991,151

COST OF SALES                                     6,853,891            4,436,387           13,139,159                   8,475,394
                                               -------------        -------------        -------------               -------------

GROSS PROFIT                                     20,013,322           17,301,473           40,448,963                  32,515,757
                                               -------------        -------------        -------------               -------------

SELLING EXPENSES
     Commissions                                 12,647,815           10,272,125           24,560,773                  19,002,581

     Sales tax                                      281,265                    -              525,055                           -
                                               -------------        -------------        -------------               -------------
                                                 12,929,080           10,272,125           25,085,828                  19,002,581
                                               -------------        -------------        -------------               -------------

GENERAL and ADMINISTRATIVE EXPENSES
   Salaries                                       1,057,900              860,770            2,040,090                   1,673,229
   Consulting                                        52,010               22,427               97,568                      78,723
   Rents                                            205,344              178,429              395,967                     287,356
   Depreciation & amortization                       51,875               42,775              102,194                      76,866
   Other operating expense                        1,343,703              914,000            2,327,353                   2,149,531
                                               -------------        -------------        -------------               -------------
                                                  2,710,832            2,018,401            4,963,172                   4,265,705
                                               -------------        -------------        -------------               -------------

INCOME FROM OPERATIONS                            4,373,410            5,010,947           10,399,963                   9,247,471
                                               -------------        -------------        -------------               -------------

OTHER INCOME (EXPENSE)
   Income other                                     167,319              167,429              273,006                     202,315
   Interest income, net                             396,145              248,416              762,087                     417,980
   Loss on disposal of assets                             -                    -               (6,404)                          -
   Miscellaneous                                     68,395                9,167              110,235                       9,140
                                               -------------        -------------        -------------               -------------

       Total other income (expense)                 631,859              425,012            1,138,924                     629,435
                                               -------------        -------------        -------------               -------------

INCOME BEFORE TAXES                               5,005,269            5,435,959           11,538,887                   9,876,906

PROVISION FOR INCOME TAXES                        1,881,199            2,310,846            4,539,753                   4,099,706
                                               -------------        -------------        -------------               -------------

NET INCOME                                     $  3,124,070         $  3,125,113         $  6,999,134                $  5,777,200
                                               =============        =============        =============               =============

BASIC EARNINGS PER COMMON SHARE                $       0.16         $       0.16         $       0.35                $       0.29
                                               =============        =============        =============               =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        19,950,000           19,950,000           19,950,000                  19,950,000
                                               =============        =============        =============               =============

   The accompanying notes are an integral part of these financial statements.

                                                              Statement of Changes in Stockholders' Equity for the
                                                                  Six Month Periods Ended October 31, 1998 and 1997
MARKET AMERICA, INC.                                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                   --------------------------------   Additional
                                                                       Paid-in            Retained
                                        Shares           Amount        Capital            Earnings            Total
                                   ------------------  ----------- -----------------   ----------------  -----------------
Balances at April 30, 1997                19,950,000         $199        $   39,801        $14,600,970        $14,640,970

Net Income                                         -            -                 -          5,777,200          5,777,200
                                   ------------------  ----------- -----------------   ----------------  -----------------

Balances at October 31, 1997              19,950,000         $199        $   39,801        $20,378,170        $20,418,170
                                   ==================  =========== =================   ================  =================

Balances at April 30, 1998                19,950,000         $199        $   39,801        $25,441,510        $25,481,510

Net Income                                         -            -                 -          6,999,134          6,999,134
                                   ------------------  ----------- -----------------   ----------------  -----------------

Balances at October 31, 1998              19,950,000         $199        $   39,801        $32,440,644        $32,480,644
                                   ==================  =========== =================   ================  =================


   The accompanying notes are an integral part of these financial statements.

                                                                           Statement of Cash Flows for the Six
                                                                 Month Periods Ended October 31, 1998 and 1997
MARKET AMERICA, INC.                                                                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                            October 31, 1998       October 31, 1997
                                                                         ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $  6,999,134            $    5,777,200
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Loss on sale of assets                                                            6,404                         -
    Depreciation and amortization                                                   102,194                    76,866
    (Increase) decrease in inventories                                             (271,993)                 (746,300)
    (Increase) decrease in other current assets                                     (12,123)                   (8,716)
    (Increase) decrease in other assets                                               1,816                         -
    Increase (decrease) in accounts payable                                         106,465                  (588,913)
    Increase (decrease) in sales tax payable                                        (69,278)                  257,831
    Increase (decrease) in income taxes payable                                  (2,259,247)                  708,220
    Increase (decrease) in commissions payable                                     (744,043)                   32,780
    Increase (decrease) in other accrued liabilities                                (62,284)                 (229,601)
    Increase (decrease) in unearned revenue                                          40,650                  (144,022)
                                                                         -------------------    ----------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       3,837,695                 5,135,345
                                                                         -------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in short-term investments                                 7,692,279                 5,754,708
    (Increase) decrease in notes receivable, employees                              (51,411)                  (93,448)
    Advances to related parties                                                     (73,611)                        -
    Increase in restricted cash                                                      (2,625)                   (2,830)
    Proceeds from sale of assets                                                     23,286                         -
    Capital expenditures                                                           (261,133)                 (203,410)
                                                                         -------------------    ----------------------

NET CASH PROVIDED FROM
INVESTING ACTIVITIES                                                              7,326,785                 5,455,020
                                                                         -------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                          (110,609)                  (38,557)
                                                                         -------------------    ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        11,053,871                10,551,808

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                              18,379,127                 2,323,943
                                                                         -------------------    ----------------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                                  $ 29,432,998            $   12,875,751
                                                                         ===================    ======================


   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 1998 (Unaudited)
--------------------------------------------------------------------------------


Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of October 31, 1998 and 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of October 31, 1998 and for the three and six-month periods ended October 31, 1998 and 1997. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and six-month periods ended October 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending April 30, 1999.

Earnings Per Share

The Company computes earnings per share ("EPS") based upon the requirements of Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation and disclosure requirements for both basic and diluted EPS. The Company does not have any securities or contracts outstanding with dilutive potential for its common shares.

Adoption of Accounting Standards

On May 1, 1998, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income." Comprehensive income is the total of net income and other changes in equity, excluding transactions with stockholders, which are excluded from the measurement of net income. Since the Company does not have any transactions that affect stockholders' equity other than net income, the adoption of this standard did not have any effect on the Company's financial statements.

On May 1, 1998 the Company also adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Since the Company only has one business segment, the adoption of this standard did not require the Company to disclose segment information.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentation. Reclassifications made had no effect on previously reported net income.

Related Party Transactions

The Company has separate agreements with two different companies owned by Mr. and Mrs. James H. Ridinger, officers and controlling stockholders of the Company. One agreement is for the lease of real estate in Miami, Florida for use by Company management when conducting business in Florida. This agreement has a five-year term, with an option to renew. The amount of rental expense incurred under this lease for the three and six-month periods ended October 31, 1998 was $21,000 and $42,000, respectively. The other agreement is for the lease of a yacht on a per event basis. The Company uses the yacht as an integral part of its direct sales training, education and recruitment activities. This agreement also has a five-year term with an option to renew. The amount of rental expense

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 1998 (Unaudited)
--------------------------------------------------------------------------------


incurred for the yacht for the three and six-month periods ended October 31, 1998 was $60,000 and $120,000, respectively.

The Company is currently negotiating an agreement with a company owned by Mr. and Mrs. James H. Ridinger for a 30-year net ground lease for the site on which the Company plans to construct its new headquarters and warehouse facility in Greensboro, North Carolina. The lease is expected to require initial monthly payments of approximately $12,000. Management expects the monthly payments to be adjusted every five years for half of the increase in the Consumer Price Index during the previous five-year period.

At October 31, 1998 the three companies owned by Mr. and Mrs. Ridinger owed the Company $136,056.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity & Capital Resources

The Company's current assets and liabilities were $36,205,978 and $4,923,419 respectively at October 31, 1998. This yielded a current ratio of 7.4 at October 31, 1998 compared to 4.1 at April 30, 1998. The increase in the current ratio is primarily attributable to the cash provided by continued growth during the six-month period ended October 31, 1998.

Cash and cash equivalents, investments with maturity dates of three months or less when purchased, were $29.4 million at October 31, 1998 compared to $18.4 million at April 30, 1998. This increase in cash is directly related to the Company's positive cash flow from operations and a decision in August 1998 by management to convert $7.7 million of short-term investments to cash. Management believes that the Company's cash reserves and cash flows provided by operations will provide sufficient working capital for the remainder of the fiscal year.

The significant decrease in cash provided by operating activities between the six-month periods ended October 31, 1998 and 1997 is primarily attributable to large income tax estimated payments during October 1998.

The significant increase in cash provided by investing activities between the six-month periods ending October 31, 1997 and 1998 is attributed to a decision by management in August 1998 to convert $7.7 million of short-term investments to cash. During the six-month period ended October 31, 1997, management converted $5.8 million of short-term investments to cash.

The Company's liquidity and capital resources will be affected by its decision in September 1998 to construct a new 80,000 square-foot headquarters and warehouse facility near its current headquarters and warehouse, adjacent to the principal airport in Greensboro, North Carolina. The Company is negotiating a 30-year net ground lease for the site of the new facility. The lease is expected to require initial monthly payments of approximately $12,000. Management expects the monthly payments to be adjusted every five years for half of the increase in the Consumer Price Index during the previous five-year period. Management expects that the cost of constructing the new facility will not exceed $3.7 million. The Company intends on using $2 million generated from operations and financing the remaining $1.7 million with a 10 to 15 year loan. Management believes that the new facility will have a positive effect on the efficiency of the Company's operations and should contribute to enhanced profitability.


Results of Operations

The Company's sales continued to grow during the three and six-month periods ended October 31, 1998. Net sales increased 23.6% to $26.9 million from $21.7 million for the quarter ended October 31, 1998 compared to the same period in 1997. Net sales also increased by 30.7% to $53.6 million from $41.0 million for the six-month period ended October 31, 1998 compared to same period in 1997. Management believes that its emphasis on one-to-one marketing, mass customization and the expansion of its National Meeting, Training and Seminar System, including new training programs such as Moving Up Seminars, to over 22,000 meetings on an annual basis has lead to this growth.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued


Gross profit as a percentage of net sales for the three-month periods ended October 31, 1998 and 1997 was 74.5% and 79.6%, respectively. Gross profit as a percentage of net sales for the six-month periods ended October 31, 1998 and 1997 was 75.5% and 79.3%, respectively. The decrease in the gross profit margin is attributable to upgrades of production costs for many products and the sales mix of products sold during the 1998 and 1997 periods.

Commission expense was $12.6 million and $10.3 million for the three-month periods ended October 31, 1998 and 1997, respectively. Commission expense was $24.6 million and $19.0 million for the six-month periods ended October 31, 1998 and 1997, respectively. Commissions, as a percentage of sales, were 47.1% and 47.3% for the three-month periods ended October 31, 1998 and 1997, respectively, and 45.8% and 46.4% for the six-month periods ended October 31, 1998 and 1997, respectively. The total dollar increase in commission expense was directly related to the corresponding increase in net sales.


Year 2000 Issue

The Year 2000 issue is a result of computer systems that use two digits rather than four to define calendar dates. By using two digit dates, systems may fail or make miscalculations due to the inability to distinguish dates in the 1900s from dates in the 2000s.

The Company continues to address the business issues associated with the Year 2000 issue. In doing so, the Company has formed a Year 2000 task force to develop and implement a compliance plan. The Company has made a preliminary assessment of its systems and is currently performing tests in order to ensure that internal systems will recognize the Year 2000. The Company expects these tests to continue into 1999 with the goal to be Year 2000 compliant by July 31, 1999.

Management believes at this time that costs associated with becoming Year 2000 compliant should not have a material adverse effect on the Company.

Although the Company expects its internal systems to be compliant as described above, the Company intends to prepare a contingency plan during 1999.

In addition, the Company has requested information regarding Year 2000 compliance plans and current status from its major vendors and financial institutions. At present, the Company is not aware of any significant risk exposure associated with these parties. As a result, the Company is unable to predict the impact on its business if such parties are unable to comply.

Forward-Looking Statements

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, decreases in sales volume or number of Distributors, unfavorable regulatory action, loss of key personnel and general economic conditions, as well as other risks, some of which are detailed in the Company's filings with the Securities and Exchange Commission.

PART II


ITEM 1  LEGAL PROCEEDINGS

         During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of previously reported proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on September 15, 1998. At the meeting, the Board of Directors as previously reported to the SEC, consisting of James H. Ridinger, Loren
         A. Ridinger, Dennis J. Franks and Marty Weissman, was unanimously re-elected in its entirety. No other matters were voted on by the stockholders at the meeting.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
         The exhibits to this report are listed in the Exhibit Index, which is incorporated herein by reference.

         (b) REPORTS ON FORM 8-K

         NONE

--------------------------------------------------------------------------------

                                   SIGNATURE
--------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date  December 15, 1998                        /s/ James H. Ridinger
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

 10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated June 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 filed with the Commission on December 15, 1997, Commission File No. 000-23250)

 10.2 Vendor agreement between Market America, Inc. and Isontonix x) Corporation dated October 25, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

 27*     Financial Data Schedule

----------------
* Filed herewith.