Form 10-Q
period 1999-01-31
MARKET AMERICA INC
filed 1999-03-16
CIK 880121

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

                 For the quarterly period ended January 31, 1999

                        Commission file number 000-23250

                            ------------------------

                              MARKET AMERICA, INC.
             (Exact name of registrant as specified in its charter)

            North Carolina                        56-1784094
  -------------------------------            ---------------------
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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 14, 1999.

                                   19,950,000


================================================================================

PART I


ITEM 1   Statement of Financial Position as of January 31, 1999 (Unaudited)
           and April 30, 1998

         Statement of Operations for the Three and Nine-Month Periods Ended
           January 31, 1999 and 1998 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Nine-Month
           Periods Ended January 31, 1999 and 1998 (Unaudited)

         Statement of Cash Flows for the Nine-Month Periods Ended January 31,
           1999 and 1998 (Unaudited)

         Notes to Financial Statements as of January 31, 1999 (Unaudited)

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                      January 31, 1999 and April 30, 1998
--------------------------------------------------------------------------------


                                                         (Unaudited)
                                                      January 31, 1999           April 30, 1998
                                                      ----------------           --------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                             $30,349,025             $18,379,127
     Short term investments                                  7,645,112              12,415,465
     Advances to related parties                               244,945                  62,445
     Notes receivable employees                                210,986                  51,919
     Inventories                                             1,726,198               1,468,321
     Other current assets                                      222,954                  57,971
                                                           -----------             -----------

            Total current assets                            40,399,220              32,435,248
                                                           -----------             -----------

PROPERTY AND EQUIPMENT
     Furniture and equipment                                 1,199,471                 983,959
     Software                                                  270,749                 259,199
     Leasehold improvements                                     21,827                   6,370
                                                           -----------             -----------

                                                             1,492,047               1,249,528
     Less accumulated depreciation and
     amortization                                              599,009                 462,036
                                                           -----------             -----------

            Total property and equipment                       893,038                 787,492
                                                           -----------             -----------

OTHER ASSETS
     Restricted cash                                            82,443                  79,018
     Other                                                     280,856                 282,672
                                                           -----------             -----------
           Total other assets                                  363,299                 361,690
                                                           -----------             -----------

TOTAL ASSETS                                               $41,655,557             $33,584,430
                                                           ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                      January 31, 1999 and April 30, 1998
--------------------------------------------------------------------------------

                                                        (Unaudited)
                                                      January 31, 1999           April 30, 1998
                                                      ----------------           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $ 1,686,426              $ 1,066,274
     Sales tax payable                                         735,570                  802,786
     Commissions payable                                     1,926,920                2,755,776
     Other accrued liabilities                                 242,159                  202,886
     Income taxes payable                                     (332,767)               1,863,132
     Unearned revenue                                        1,192,450                1,095,275
     Current portion of long-term debt                         120,000                  152,476
                                                           -----------              -----------

         Total current liabilities                           5,570,758                7,938,605
                                                           -----------              -----------

LONG TERM DEBT                                                  40,000                  164,315
                                                           -----------              -----------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
     800,000,000 shares authorized;
     19,950,000 shares issued and outstanding                      199                      199
     Additional paid-in-capital                                 39,801                   39,801

     Retained earnings                                      36,004,799               25,441,510
                                                           -----------              -----------

         Total stockholders' equity                         36,044,799               25,481,510
                                                           -----------              -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $41,655,557              $33,584,430
                                                           ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                                                                                    Statement of Operations for the Three and
MARKET AMERICA, INC.                                            Nine Month Periods Ended January 31, 1999 and 1998 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------


                                                Three Month Periods Ended                     Nine Month Periods Ended
                                                -------------------------                     ------------------------

                                         January 31, 1999      January 31, 1998      January 31, 1999        January 31, 1998
                                         ----------------      ----------------      ----------------        ----------------

SALES                                         $27,123,874           $20,555,064           $80,711,996             $61,546,215

COST OF SALES                                   6,376,288             5,082,894            19,533,078              13,583,587
                                              -----------           -----------           -----------             -----------

GROSS PROFIT                                   20,747,586            15,472,170            61,178,918              47,962,628
                                              -----------           -----------           -----------             -----------

SELLING EXPENSES
     Commissions                               11,942,982             9,294,667            36,503,754              28,297,248

     Sales tax                                    253,066             1,099,956               778,121               1,482,603
                                              -----------           -----------           -----------             -----------
                                               12,196,048            10,394,623            37,281,875              29,779,851
                                              -----------           -----------           -----------             -----------

GENERAL and ADMINISTRATIVE EXPENSES
   Salaries                                     1,392,763             1,116,099             3,432,853               2,839,328

   Consulting                                      69,473                31,846               167,041                 110,569

   Rents                                          267,586               154,912               663,553                 422,267

   Depreciation & amortization                     51,750                39,999               153,944                 116,865

   Other operating expense                      1,147,432             1,096,310             3,457,156               2,837,388
                                              -----------           -----------           -----------             -----------
                                                2,929,004             2,488,657             7,874,547               6,346,417
                                              -----------           -----------           -----------             -----------

INCOME FROM OPERATIONS                          5,622,534             2,588,890            16,022,496              11,836,360
                                              -----------           -----------           -----------             -----------

OTHER INCOME (EXPENSE)
   Income other                                   114,499                64,389               387,505                 266,704

   Interest income, net                           496,739               212,424             1,258,826                 630,405

   Loss on disposal of assets                      (2,133)                    -                (8,537)                      -

   Miscellaneous                                   40,865                12,045               151,100                  21,185
                                              -----------           -----------           -----------             -----------

       Total other income (expense)               649,970               288,858             1,788,390                 918,294
                                              -----------           -----------           -----------             -----------

INCOME BEFORE TAXES                             6,272,504             2,877,748            17,811,390              12,754,654


PROVISION FOR INCOME  TAXES                     2,708,348             1,468,364             7,248,101               5,568,070
                                              -----------           -----------           -----------             -----------

NET INCOME                                    $ 3,564,156           $ 1,409,384           $10,563,289             $ 7,186,584
                                              ===========           ===========           ===========             ===========

BASIC EARNINGS PER COMMON SHARE
                                              $      0.18           $      0.07           $      0.53             $      0.36
                                              ===========           ===========           ===========             ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      19,950,000            19,950,000            19,950,000              19,950,000
                                              ===========           ===========           ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                                                  Statement of Changes in Stockholders' Equity for the
                                                                    Nine Month Periods Ended January 31, 1999 and 1998
MARKET AMERICA, INC.                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                            Common Stock
                                   --------------------------------   Additional
                                                                        Paid-in           Retained
                                        Shares           Amount         Capital           Earnings            Total
                                        ------           ------         -------           --------            -----

Balances at April 30, 1997           19,950,000            $199         $39,801         $14,600,970         $14,640,970

Net Income                                    -               -               -           7,186,584           7,186,584
                                     ----------            ----         -------         -----------         -----------

Balances at January 31, 1998         19,950,000            $199         $39,801         $21,787,554         $21,827,554
                                     ==========            ====         =======         ===========         ===========

Balances at April 30, 1998           19,950,000            $199         $39,801         $25,441,510         $25,481,510

Net Income                                    -               -               -          10,563,289          10,563,289
                                     ----------            ----         -------         -----------         -----------

Balances at January 31, 1999         19,950,000            $199         $39,801         $36,004,799         $36,044,799
                                     ==========            ====         =======         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                                                               Statement of Cash Flows for the Nine
                                                                      Month Periods Ended January 31, 1999 and 1998
MARKET AMERICA, INC.                                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                            January 31, 1999       January 31, 1998
                                                                            ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $10,563,289            $ 7,186,584
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Loss on sale of assets                                                             8,537                      -
    Depreciation and amortization                                                    153,944                166,865
    (Increase) decrease in inventories                                              (257,877)              (325,766)
    (Increase) decrease in other current assets                                     (164,983)               (40,169)
    (Increase) decrease in other assets                                                1,816                 (2,981)
    Increase (decrease) in accounts payable                                          620,152               (310,201)
    Increase (decrease) in sales tax payable                                         (67,216)               599,796
    Increase (decrease) in income taxes payable                                   (2,195,899)              (341,389)
    Increase (decrease) in commissions payable                                      (828,856)                32,900
    Increase (decrease) in other accrued liabilities                                  39,273               (232,875)
    Increase (decrease) in unearned revenue                                           97,175               (144,022)
                                                                                 -----------            -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                        7,969,355              6,538,742
                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in short-term investments                                  4,770,353             17,294,869
    (Increase) decrease in notes receivable, employees                              (159,067)               (30,311)
    Advances to related parties                                                     (182,500)               (91,052)
    Increase in restricted cash                                                       (3,425)                (4,121)
    Proceeds from disposal of assets                                                  25,093                      -
    Capital expenditures                                                            (293,120)              (231,037)
                                                                                 -----------            -----------

NET CASH PROVIDED FROM
INVESTING ACTIVITIES                                                               4,157,334             16,938,348
                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                           (156,791)              (169,402)
                                                                                 -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         11,969,898             23,307,688

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                               18,379,127              2,323,943
                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                                    $30,349,025            $25,631,631
                                                                                 ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                 January 31, 1999(Unaudited)
--------------------------------------------------------------------------------



Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of January 31, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of January 31, 1999 and for the three and nine-month periods ended January 31, 1999 and 1998. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended January 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending April 30, 1999.

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

On May 1, 1998, the Company also adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Since the Company only has one business segment, the adoption of this standard did not require the Company to disclose segment information.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentation. Reclassifications made had no effect on previously reported net income.

Related Party Transactions

The Company has separate agreements with two different companies owned by Mr. and Mrs. James H. Ridinger, officers and controlling stockholders of the Company. One agreement is for the lease of real estate in Miami, Florida for use by Company management when conducting business in Florida. This agreement has a five-year term, with an option to renew. The amount of rental expense incurred under this lease for the three and nine-month periods ended January 31, 1999 was $91,800 and $133,800, respectively. The other agreement is for the lease of a yacht on a per event basis. The Company uses the yacht as an integral part of its direct sales training, education and recruitment activities. This agreement also has a five-year term with an option to renew. The amount of rental expense

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                 January 31, 1999(Unaudited)
--------------------------------------------------------------------------------


incurred for the yacht for the three and nine-month periods ended January 31, 1999 was $90,000 and $210,000, respectively.

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

At January 31, 1999 the three companies owned by Mr. and Mrs. Ridinger owed the Company $244,945.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



Liquidity & Capital Resources

The Company's current assets and liabilities were $40,399,220 and $5,570,758, respectively, at January 31, 1999. This yielded a current ratio of 7.3 at January 31, 1999 compared to 4.1 at April 30, 1998. The increase in the current ratio is primarily attributable to the cash provided by continued growth during the nine-month period ended January 31, 1999.

Cash and cash equivalents, investments with maturity dates of three months or less when purchased, were $30.3 million at January 31, 1999 compared to $18.4 million at April 30, 1998. This increase in cash is directly related to the Company's positive cash flow from operations and a decision by management during the nine-month period ended January 31, 1999 to convert $4.8 million of short-term investments to cash. Management believes that the Company's cash reserves and cash flows provided by operations will provide sufficient working capital for the remainder of the fiscal year.

The significant decrease in cash provided by investing activities between the nine-month periods ending January 31, 1999 and 1998 is attributed to a decision by management during the 1999 period to convert $4.8 million of short-term investments to cash. During the nine-month period ended January 31, 1998, management converted $17.3 million of short-term investments to cash.

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


Results of Operations

The Company's sales continued to grow during the three and nine-month periods ended January 31, 1999. Net sales increased 32% for the quarter ended January 31, 1999 to $27.1 million compared to $20.6 million for the quarter ended January 31, 1998. Net sales also increased by 31.1% for the nine-month period ended January 31, 1999 to $80.7 million from $61.5 million for the nine-month period ended January 31, 1998. Management believes that its emphasis on one-to-one marketing, mass customization and the expansion of its National Meeting, Training and Seminar System, including new training programs such as Moving Up Seminars, to over 30,000 meetings on an annual basis has lead to this growth.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued



Gross profit as a percentage of net sales for the three-month periods ended January 31, 1999 and 1998 was 76.5% and 75.3%, respectively. Gross profit as a percentage of net sales for the nine-month periods ended January 31, 1999 and 1998 was 75.8% and 78%, respectively. The decrease in the gross profit margin for the nine-month period is attributable to upgrades of production costs for many products and the sales mix of products sold during the second quarter of fiscal 1999.

Commission expense was $11.9 million and $9.3 million for the three-month periods ended January 31, 1999 and 1998, respectively. Commission expense was $36.5 million and $28.3 million for the nine-month periods ended January 31, 1999 and 1998, respectively. Commissions, as a percentage of sales, were 44% and 45.2% for the three-month periods ended January 31, 1999 and 1998, respectively, and 45.2% and 46% for the nine-month periods ended January 31, 1999 and 1998, respectively. The total dollar increase in commission expense was directly related to the corresponding increase in net sales.


Year 2000 Issue

The Year 2000 issue is a result of computer systems that use two digits rather than four to define calendar dates. By using two digit dates, systems may fail or make miscalculations due to the inability to distinguish dates in the 1900s from dates in the 2000s.

The Company continues to address the business issues associated with the Year 2000 issue. In doing so, the Company has formed a Year 2000 task force to develop and implement a compliance plan. The Company has made a preliminary assessment of its systems and is currently performing tests in order to ensure that internal systems will recognize the Year 2000. The Company expects these tests to continue into the summer of 1999 with the goal to be Year 2000 compliant by July 31, 1999.

Management believes at this time that costs associated with becoming Year 2000 compliant should not have a material adverse effect on the Company.

Although the Company expects its internal systems to be compliant as described above, the Company intends to prepare a contingency plan during the first quarter of fiscal 2000.

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




Date  March 15, 1999                        /s/ James H. Ridinger
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