Form 10-K/A
period 1998-04-30
MARKET AMERICA INC
filed 1999-06-11
CIK 880121

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                 (336) 605-0040
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held September 15, 1998, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

The sole purpose of this Amendment is to refile the page of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 on which the report of the Company's independent auditors appears. As previously filed, the page inadvertently omitted the signature of the independent auditors.

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


/s/ Dixon Odom PLLC


Greensboro, North Carolina
June 1, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on June 11, 1999.

                                     MARKET AMERICA, INC.


                                BY:  /s/ James H. Ridinger
                                     -----------------------------------
                                     James H. Ridinger
                                     President & Chief Executive Officer