Form 10-K
period 1999-04-30
MARKET AMERICA INC
filed 1999-07-29
CIK 880121

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1999           Commission File No. 000-23250

                              MARKET AMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         North Carolina                                          56-1784094
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   7605 Business Park Drive
         Greensboro, NC                                          27409
-------------------------------                                ----------
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

Check if the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates (based on the July 26, 1999 closing sale price of $6.44) was $23,832,830 million. The Common Stock is traded over-the-counter and quoted through the OTC Bulletin Board. As of July 26, 1999, 19,950,000 shares of the Common Stock were outstanding.

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held August 25, 1999, is incorporated by reference in Part III, Items 10,11, 12 and 13 of this report.
================================================================================

Item 1. Business

Introduction

Market America, Inc. is a seven-year-old product brokerage and one-to-one marketing company that sells an assortment of consumer-oriented products and services, including automotive lubricants, enzyme-activated cleaning and soil conditioning products, biologically activated hydrocarbon remediation products, water filters, household cleaning products, frozen gourmet meals, gourmet coffee, flower arrangements, dietary and nutritional supplements, vitamins, photographic services, personal protection devices, jewelry, a full line of custom-blended cosmetics and a separate line of cosmetics developed especially for teenagers, personal care products including skin and hair care products and bath products, personal development products and various marketing support materials. The Company operates through a network of approximately 65,000 independent distributors.

The Company has attempted to position itself as a leader in a relatively new distribution trend, the mass customization of products and services. Mass customization refers to utilizing information and technology to produce high volumes of customized or differentiated products at an affordable cost to the end consumer. Market America, Inc. considers itself a leader in mass customization. The Company has thus far introduced its customized Motives(TM) cosmetics line and a customized gourmet food line.

Market America considers itself a leading edge marketing and distribution company. The Company believes it has taken the best attributes of existing franchising and network distribution systems and combined them into a unique marketing plan, referred to as The UnFranchise(R). The UnFranchise(R) system is not a franchise, not a retail store, not a mail order business and not a traditional multi-level/direct sales company. Market America is a product brokerage company that combines the power of direct selling with the blueprint for success often associated with the franchising industry without the costs and charges normally associated with franchising. Market America is a hybrid between franchising and direct selling. It is like franchising because of the systemization and required methods of doing business. Within this structured environment, Market America applies the power of direct selling by developing one-to-one relationships but taking this concept to a new level by focusing upon individual needs of customers through mass customization.

The Company's principal executive offices and national distribution center are located at 7605 Business Park Drive, Greensboro, North Carolina 27409. The telephone number at that address is (336) 605-0040.

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

In the last three fiscal years, the only product or class of similar products or services whose sales exceeded 10% of the Company's gross revenue was OPC-3, or Oligomeric Proanthocyanidins, which represented 30.6% of gross revenue during the fiscal year ended April 30, 1999. During the years ended April 30, 1998 and 1997, OPC-3 constituted 34.2% and 25.4%, respectively, of gross revenue. Sales volume for the Company's former leading seller, Thermochrome 5000, an energy and weight management product, remained stable in fiscal years 1999 and 1998, but was less than 10% of gross revenue. In fiscal year 1997, sales of Thermochrome 5000 constituted 17.1% of gross revenue.

As a product brokerage company, the Company does not engage in manufacturing activities. All products sold by the Company are purchased from unrelated suppliers. All of the Company's products are sold under trade names that are exclusive to the Company under contracts that protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. One supplier, Purity Technologies Inc. (formerly Isotonix Corporation), a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3, that accounted for 44.0% of the Company's gross sales in fiscal year 1999, 49.3% in fiscal year 1998 and 37.5% in fiscal year 1997, under a contract dating from 1993. In order to reduce the risk of reliance on a single manufacturer, the Company is continually in the process of identifying alternative sources for its products.

Marketing

Sales of the Company's products are primarily dependent upon the efforts of the Company's independent distributors and preferred customers. Distributor growth is important to continued success in the direct selling industry. The Company had 64,883, 59,298 and 48,597 active distributors at April 30, 1999, 1998 and 1997, respectively. In order to qualify as an "active" distributor, individuals must meet certain sales, reporting and management requirements. Management expects the number of active distributors to continue to grow as the Company's product lines expand and as distributor recruitment increases.

The Company believes its distributor compensation plan is one of the most financially rewarding in the direct selling industry. Distributor commissions are calculated and paid weekly based on business volume, which is a cumulative measure of distributor or wholesale cost of goods purchased and sold by distributors. Commissions are the Company's most significant expense and represent approximately 45.03%, 44.63% and 44.73% of net sales volume for the years ended April 30, 1999, 1998 and 1997, respectively. Management believes distributor commissions as a percent of net sales will remain relatively constant for the year ending April 30, 2000.

The Company's product return policy allows retail customers to return product to a distributor and receive a full cash refund within three business days. The Company reimburses any distributor who then provides proper documentation and the returned product within thirty days.

The Company less a 10% restocking fee will refund the return of marketable and unused products initiated by a distributor within thirty days of purchase.

The Company upon receipt of proper documentation from the distributor will replace product that was damaged during shipment. Returns of marketable and unused products have been less than one half of one percent each of the past three fiscal years.

New Product Status

Market America continually searches for new, innovative, market driven products and services. The Product Development Department carefully follows market trends, as well as new published research available through select trade journals. Market America also obtains valuable product information from its vast pool of human resources that is networked from around the world and includes manufacturers, scientific authorities, field representatives, and the Direct Selling Association. Using a systemized approach, the management team reviews information and selects new products and services over a pre-determined period of time to meet sensitive timelines. Standards for product selection include guidelines for optimal levels of inventory for maximum results from a new product launch.

The Company currently is developing health and nutrition products that mix well with its current health products. Longevity and preventive healthcare are hot areas of product development that satisfy the growing demand generated from the baby boomer generation. The senior market adds additional value to this area as life expectancy continues to rise.

Skin rejuvenating products are growing in popularity and offer a great opportunity for additional product development. Recent breakthroughs in the topical treatment of skin with nutrients and special herbs have proven to be in demand as demonstrated by the success of Market America's VitaShield Vitamin C Therapy products that include the Vitamin C Intensive Treatment, the Intensive Moisturizer and OPC-3 Triple Serum. These skin-rejuvenating products accounted for approximately $4.3 million of gross revenue during the year ended April 30, 1999. Additional research is being done in the development of improved delivery technology of the nutrients to all three layers of the skin. Market America attempts to stay informed of new scientific developments pertaining to this area.

Market America is completing its second year in the product development of made-to-measure clothing. Leveraging its large contingent of independent contractors and customer relationships, the Company will be able to implement its one-to-one marketing philosophies to offer mass customization of women's dress trousers. This project is underway and nearing completion of its final test phases. Successful implementation will provide Market America entry into a new billion-dollar market place, as well as providing worldwide recognition as a leader in the mass customization of apparel. This project has been pursued through the support of the Textile Industry's Research and Development Center and the Textile Clothing Technology Company.

Backlog

The Company typically ships products within 24 hours after the receipt of the order. As of April 30, 1999, there was no significant backlog.

Employees

At April 30, 1999 the Company employed 199 persons at the Greensboro, North Carolina corporate headquarters and distribution center. Unions do not represent any of the Company's employees. The company believes that its employee relations are satisfactory.

Seasonality

The Company's revenues and business operations have not experienced significant seasonal fluctuations, and management does not expect this to be a concern in the future.

Trademarks, Patents and Proprietary Information

"Market America, Inc." and Market America's "Mall without Walls" are registered as the Company's service marks. The Company has also obtained registered trademarks for "The Unfranchise," a name it uses to designate its marketing system. The Company also has various registered product trademarks, including its "Motives" customized cosmetics, "Thermochrome 5000" nutritional supplement, "Royal Spa" personal care products, "Ultimate Aloe" nutritional supplements and personal care products. The Company holds no patents.

The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company also seeks to protect its official literature under copyright and/or trade secret protection acts. The Company aggressively pursues anyone who violates its proprietary rights. Litigating hazards will always exist in the protection of such rights. The Company also believes that such factors as innovation, expertise and market responsiveness are of equal importance with the legal protections described above.

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

The Company believes that the leading network marketing company in the world, based on total sales, in Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Nature's Sunshine Products, Inc., Nu Skin International Inc., Herbalife International Inc., Shaklee Corporation and Usana Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by such increased competition.

Government Regulation and Compliance with Environmental Laws

As a distributor without any manufacturing processes, the Company has avoided material capital expenditures to comply with Federal, state, or local environmental laws. The Company does not expect this to change in the foreseeable future.

As a product broker and distributor of consumer durable goods, the Company and its products are subject to extensive government regulations. The Food and Drug Administration, Federal Trade Commission, Environmental Protection Agency, and Consumer Product Safety Commission are a few of the governmental agencies responsible for regulating and monitoring many aspects of the Company's operations. Product labeling, distribution, packaging, advertising, and content are all subject to intense laws and regulations. The Company believes it is in substantial compliance with all laws and regulations, but there is no assurance that legislation or regulations adopted in the future will not adversely affect the Company's operations.

Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants into the scheme. Often such schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system.

The Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws and could have an adverse effect on the Company in a particular market or in general. The Company monitors the activities of its distributors through its national meeting and training seminar system, in accordance with the management and supervisory responsibilities of its higher level distributors, certified trainers and advisory council members. Through such efforts the Company seeks to minimize the possibility of unauthorized conduct by any distributor.

The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. It is possible that such future developments may require revisions to the Company's network marketing program. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Markets

The Company's primary markets have been in the United States, Canada, and most U.S. possessions. Approximately 3.7% of the Company's sales in fiscal 1999 were outside the United States. Sales outside of the United States were likewise immaterial in the two prior fiscal years.

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

Product Liability. By acting as a product broker and distributor of consumer durable goods, the Company is subject to the risk of product liability claims. To protect itself from these possible claims, the Company maintains $20.0 million of product liability insurance. To date, the Company has paid no product liability claims and its insurers have paid only two immaterial claims submitted by the Company. Management believes that the Company's stringent supplier selection process and substantial insurance coverage shields the Company from exposure to a materially adverse product liability judgment.

Risk of Loss of Key Management Personnel. James H. Ridinger, Chief Executive Officer and Chairman of the Board, is vital to the success and growth of the Company. His recognition and marketing appeal contributes significantly to the Company's success. The Company's dependence on Mr. Ridinger means that his loss could have a material adverse effect on the Company's financial position and results of operations.

Reliance on Independent Distributors. The recruitment and retention of independent distributors is vital to the long-term success of the Company. Management devotes considerable time and effort to the marketing of the Company's marketing plan and products. The Company's annual convention, leadership school, moving up seminars, and various sales tapes and videos are marketing tools utilized by the Company. None of these things, however, can provide full assurance that current distributors will not leave the business.

Reliance on Key Manufacturers. Due to the unique nature of several of the Company's products, the Company relies upon exclusive manufacturing arrangements. There will always be a risk of unexpected contingencies affecting these manufacturers which could adversely affect the Company. The Company continues to pursue arrangements to minimize these risks.

Forward-Looking Information

Statements in this report concerning the Company's business outlook for future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, decreases in sales volume or number of distributors, unfavorable regulatory action, loss of key personnel and general economic conditions.

Item 2. Properties

The Company currently leases a 40,000 square foot building, in Greensboro, North Carolina under a five year lease agreement which expires June 30, 2003. The agreement requires a twelve-month notice to the landlord in order to terminate the lease prior to the expiration date. The building serves as the Company's headquarters and contains both corporate offices and the Company's primary distribution center. The rent is $25,713 per month. The Company is constructing a 100,000 square foot office and distribution center in Greensboro, North Carolina to replace its current headquarters and provide room for expansion. Management estimates that construction will be completed during the summer of 2000.

The Company also leases a 6,000 square foot warehouse in Brampton, Ontario for distribution of products to Canadian distributors. The lease agreement requires a $3,200 monthly payment in US dollars and expires on November 25, 2001.

The Company also leases office and meeting space in Miami, Florida for use by corporate officers and employees when conducting business in Florida.

Item 3. Legal Proceedings

On May 4, 1999, after the end of the period covered by this report, the Company agreed to settle an SEC administrative proceeding, In the Matter of Market America, Inc. et al., SEC Administrative Proceeding File No. 3-9889 (May 4,
1999), that resulted from a previously reported SEC staff investigation. In the settlement, the Company neither admitted nor denied the SEC's allegations, but agreed to be subject to a cease-and-desist order against future violations of the provisions of the securities laws requiring public companies to file periodic reports with the SEC. The SEC had alleged that the Company's periodic reports from 1994 to 1998 had not accurately disclosed all ownership of the Company's stock of its Chairman and Chief Executive Officer.

The Company is periodically involved in routine litigation incidental to its business, including litigation involving distributor terminations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market under the symbol MARK. Quotations are published through the OTC Bulletin Board. The following information reflects the actual reported range of high and low bid quotations for the Company's common stock for each quarter within the fiscal years ended April 30, 1999 and 1998 and as of a recent date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                               Year Ending              Year Ending
                              April 30, 1999          April 30, 1998
                           -------------------        ---------------
                             High      Low              High     Low
                             ----      ---              ----     ---
First Quarter              $7         $4-1/2          $7-3/4   $4-1/8
Second Quarter              5-3/16     3-13/16         8        5-5/8
Third Quarter               4-1/2      3               6-1/4    5
Fourth Quarter              4-1/2      3-5/8           6-1/4    5-1/4

The closing sale price for the Company's common stock on July 26, 1999 was $6.44. As of that date, there were 452 holders of record of the Company's common stock. The Company has never declared or paid any dividends on its Common Stock since its inception. Management has no plans to declare any dividends in the near future but may re-evaluate the Company's dividend policy as various factors change.

Item 6. Selected Financial Data

Income Statement Data:

                                                       Year Ended April 30,
                           ----------------------------------------------------------------------------
                               1999            1998            1997            1996            1995
-------------------------------------------------------------------------------------------------------
Operating Revenues         $110,347,824    $ 87,531,005    $ 66,281,671    $ 42,479,911    $ 19,592,056

Income from Operations       21,076,766      17,339,402      13,276,101       8,220,599       1,305,020

Income before
  Income Taxes               23,585,650      18,783,209      14,275,790       8,505,110       1,328,566

Net Income                   14,191,025      10,840,540       8,471,221       5,153,227         794,767

Net Income Per Share               0.71            0.54            0.43            0.26            0.04

Balance Sheet Data:
                                                       Years Ended April 30,
                           ----------------------------------------------------------------------------
                               1999            1998            1997            1996            1995
-------------------------------------------------------------------------------------------------------
Working Capital            $ 38,560,369    $ 24,496,643    $ 14,172,686    $  5,751,385    $  1,123,745

Inventories                   1,852,487       1,468,321       1,244,586       1,020,117         450,182

Total Assets                 48,998,497      33,584,430      21,691,428      12,238,284       3,619,045

Current Ratio                       5.1             4.1             3.1             2.0             1.5

Quick Ratio                         4.8             3.9             2.9             1.8             1.3

Long-Term Debt                   10,000         164,315         281,707         324,355         128,290

Shareholders' Equity         39,672,535      25,481,510      14,640,970       6,169,749       1,016,522

Return on Shareholders'
  Equity (1)                       43.6%           54.0%           81.4%          143.4%          128.4%

(1) Net income divided by average shareholders' equity.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The following table summarizes the Company's operating results for the three most recent fiscal years. All amounts are in millions of dollars, except for the earnings per share data.

Fiscal Year Ending           April 30, 1999     April 30,1998    April 30, 1997
------------------           --------------     -------------    --------------
Sales Revenue                $110.3  100.00%    $87.5  100.00%   $ 66.3  100.00%

Cost of Sales                  28.1   25.44      21.1   24.16      17.5   26.37
                             ---------------------------------------------------
     Gross Profit              82.3   74.56      66.4   75.84      48.8   73.63

Selling Expenses
Commissions                    49.7   45.03      39.1   44.63      29.6   44.73
Sales Tax                        .4     .33       2.0    2.27        .4     .58
                             ---------------------------------------------------
     Total Selling Expenses    50.1   45.36      41.1   46.89      30.0   45.31

General and Administrative
     Expense
Salaries                        5.1    4.61       4.0    4.60       2.7    4.11
Professional fees               1.3    1.18        .8     .89        .4     .65
Lease expense                    .9     .90        .7     .79        .4     .57
Insurance                        .6     .57        .4     .49        .2     .30
Other taxes and licenses         .5     .42        .4     .44        .2     .33
Utilities                        .3     .30        .2     .26        .2     .31
Consulting                       .3     .24        .1     .14        .4     .57
Depreciation and
   Amortization                  .2     .19        .2     .19        .1     .19
Other Operating Expenses        1.9    1.70       1.2    1.32        .8    1.28
                             ---------------------------------------------------
Total General and
   Administrative Expenses     11.1   10.74       8.0    9.14       5.5    8.30
                             ---------------------------------------------------
Income From Operations         21.1   19.10      17.3   19.81      13.3   20.03

Other Income (Expense)          2.5    2.27       1.4    1.65       1.0    1.51
                             ---------------------------------------------------

Income before
   Income Taxes                23.6   21.37      18.8   21.46      14.3   21.54
Income Taxes                    9.4    8.51       8.0    9.07       5.8    8.76
                             ---------------------------------------------------
Net Income                   $ 14.2   12.86%    $10.8   12.38%   $  8.5   12.78%
                             ---------------------------------------------------
Earnings per share           $  .71             $ .54            $  .43
                             ---------------------------------------------------

Sales revenue and net income increased for the seventh consecutive year. For the years ended April 30, 1999, 1998 and 1997, sales were $110.3, $87.5 and $66.3 million, respectively. This represents a $21.2 million (32%) sales growth from 1997 to 1998 and a $22.8 million (26.1%) sales growth from 1998 to 1999. The fiscal 1999 sales growth is primarily due to two separate factors. Foremost, the Company increased the average number of monthly orders by 13.9% over the previous fiscal year creating approximately $13.2 million in additional revenues. In addition, the average dollar amount per sales order increased by 10.6% over the previous fiscal year. This resulted in approximately $9.6 million in increased revenue.

Sales growth during the year ended April 30, 1998 compared to the prior year primarily resulted from an increase in the average number of monthly orders by 26.2%, which resulted in approximately $17.9 million in additional gross revenue. The fiscal 1998 growth in sales revenue is also related to a 4.6% growth in the average dollar amount per sales order, which resulted in approximately $2.4 million of additional gross revenue over fiscal 1997.

Cost of goods sold has increased from $17.5 million for the year ended April 30, 1997 to $21.1 million for the year ended April 30, 1998 to $28.1 million for the year ended April 30, 1999. The increase in cost of goods sold as a percentage of sales from fiscal 1998 to 1999 was mainly due to marginal increases in shipping costs and credit card processing fees. The decrease in cost of goods sold as a percentage of sales during fiscal 1998 compared to fiscal 1997 was mainly due to increased purchasing power resulting in lower product cost and the increased availability of operating cash flow allowing the Company to take advantage of vendor discounts.

Commissions remained relatively constant as a percentage of sales during the most recent three fiscal years. As a percentage of sales, commissions were 45.03% and 44.63% and 44.73% for the years ended April 30, 1999, 1998 and 1997, respectively. Management anticipates that commission expense will range from 43% to 46% during fiscal 2000.

Sales tax expense totaled $358,741, $1,985,462 and $383,606 during the years ended April 30, 1999, 1998 and 1997, respectively. The significant increase from 1997 to 1998 was the result of an agreement reached with the North Carolina Department of Revenue whereby North Carolina agreed not to seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This encouraged the Company to initiate voluntary remission of prior sales taxes to applicable states and resulted in substantial payments of tax to those states. During the fiscal year ended April 30, 1998, the Company paid approximately $1,416,000 in prior year sales taxes. Management believes that these payments and the sales tax liabilities provided for in the April 30, 1999 balance sheet substantially cover all past taxes due.

Salary expense increased from $2.7 million during 1997 to $4.0 million (48.2% increase) during 1998 to $5.1 million (27.5% increase) during 1999. As a percentage of sales, salary expense increased from 4.11% during 1997 to 4.60% during 1998. However, during fiscal 1999 salary expense remained constant at 4.61% of sales. The increase in salary expense as a percentage of sales during the year ended April 30, 1998 compared to the prior year was a result of the rapid growth of the Company and a commitment by management to improve human resources within the Company in order to better serve the needs of the Company's distributors. Management expects salary expense to decrease in fiscal 2000 as a percentage of sales.

Professional fees incurred during the years ended April 30, 1999, 1998 and 1997 were $1,305,221, $782,969 and $427,797, respectively. The increase during each fiscal year was primarily due to legal fees incurred relating to the Securities and Exchange Commission (SEC) investigation of the Company and certain individuals associated with the Company. Management expects the costs of professional fees to decrease during fiscal 2000 as a result of a settlement with the SEC on May 4, 1999 (see the above discussion under "Item 3. Legal Proceedings").

The Company incurred lease expense of $995,994, $695,507 and $380,319 during the years ended April 30, 1999, 1998 and 1997, respectively. Lease expense has increased in each of the past two fiscal years due in large part to the increased use of the Company's Miami office and meeting facility, as well as the charter use of a yacht, which is used for distributor training and seminars. In addition, during fiscal 1999 the Company began leasing land on which a new corporate headquarters and distribution facility is being built for completion during fiscal 2000.

Insurance expense has increased over the past two fiscal years from $196,163 in 1997 to $429,468 in 1998 to $626,108 in 1999. These increases were a result of the increase in the number of employees, the rising costs of health care and upgrades to the Company's health insurance plan. Management expects insurance expense to decrease as a percentage of sales in fiscal 2000 as a result of several large unusual health care claims against the Company's self insured health care plan during fiscal 1999 and the stabilization in employee growth experienced during fiscal 1999.

Other taxes and licenses incurred by the Company during the years ended April 30, 1999, 1998 and 1997 were $458,155, $386,779 and $219,884, respectively. The primary cause of the increase in these items is a result of the Company incurring larger payroll tax burdens due to the growth of the number of employees over the past two years. The Company has also paid a larger franchise tax each year as a result of the growth in annual profits.

Consulting expenses were approximately $266,000, $124,000, and $377,000 for the years ended April 30, 1999, 1998 and 1997 respectively. The increase in consulting costs during fiscal 1999 related to the continued development of customized apparel. Management expects consulting expenses to remain constant during fiscal year 2000 due to the completion of the customized apparel test project and the implementation of upgrades to the Market America homepage on the Internet. The decrease in consulting expenses during fiscal 1998, as compared to fiscal 1997, resulted from a commitment by management to improve human resources within the Company, which reduced the need for external consultants during 1998.

Other operating expenses were $1,875,698, $1,155,498 and $849,336 for the years ended April 30, 1999, 1998 and 1997, respectively. Other operating expenses consist primarily of office supplies, postage, advertising, repairs and maintenance, travel and other necessary business expenses.

Net income after taxes rose 30.9%, or $3.4 million, to $14.2 million for the year ended April 30, 1999 from $10.8 million for the year ended April 30, 1998, after having risen 27%, or $2.3 million, to $10.8 million for the year ended April 30, 1998 from $8.5 million for the year ended April 30, 1997. The increase in net income is primarily attributed to the growth in sales and decrease in sales tax expense (as described above). As a result, earnings per common share increased $0.17 per share for the year ended April 30, 1999 over the year ended April 30, 1998 (from $0.54 per share to $0.71 per share), an increase of 31.5%.

Liquidity And Capital Resources

The Company's primary source of funds is the cash generated from operating activities. For the year ended April 30, 1999, cash provided by operating activities was $15.3 million compared to $11.7 million and $9.7 million in 1998 and 1997, respectively. The Company's consistent sales growth and solid profit margins have fueled these increases.

Working capital at April 30, 1999 was $38.6 million compared to $24.5 million and $14.2 million at April 30, 1998 and 1997, respectively. This increase is due primarily to the increase in cash from continued strong growth. In May of 1999, management authorized $12 million to be placed in a highly liquid investment vehicle that is expected to earn an approximate 12% annualized rate of return. During the fiscal year ended April 30, 1999, these funds earned an approximate 5.2% annualized rate of return.

The Company invested $346,315 in 1999 for property and equipment purchases compared to $280,546 and $258,067 in 1998 and 1997 respectively. Sales growth and higher inventory levels have required the Company to invest in more computer and warehouse equipment. The Company began construction of a $4.6 million 100,000 square foot office and distribution center in Greensboro, North Carolina during the summer of 1999. Management plans to finance the building with approximately $2.5 million of cash on hand and borrow the remaining $2.1 million.

The Company believes that its current level of cash and cash equivalents and its cash provided by operations will provide sufficient resources for operations in the next 12 months. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.

The Year 2000 Issue

The Year 2000 (Y2K) issue stems from the use of two digits rather than four to define calendar dates. By using two digit dates, systems may fail or make miscalculations due to their inability to distinguish dates in the 1900s from dates in the 2000s. The Company continues to aggressively address the business issues associated with the Year 2000 issue. The Company has formed a Year 2000 task force and has implemented a compliance plan.

The Company has upgraded approximately 75% of its core operating systems to be Year 2000 compliant. The Company purchased a test system in order to run test transactions with dates beyond in the Year 2000. This allowed the Company's task force personnel to determine what changes were needed in the current systems. The costs incurred by the Company for the completed upgrades were approximately $16,000, excluding internal costs that the Company does not track. In order to complete the conversion of the remaining 25% of the core operating systems to Y2K compliance, the Company is currently contracting with outside vendors to update the voice response system and phone system. The expected costs of these updates are approximately $20,000. The Company fully expects the remaining upgrades and testing thereof to be completed by October 31, 1999.

Testing on application software will continue into the second quarter of fiscal 2000. Currently, the Company is converting the commissions, sales, order entry and credit file applications with the use of internal personnel. During fiscal 1999, the Company upgraded the following software to the current Y2K compliant version: accounting, sales tax and shipping applications. The Company expects the internal conversions and testing of the upgraded application software to be completed and, therefore, Year 2000 compliant by October 31, 1999.

If the Company's systems for commission calculation and payment are not Y2K compliant by December 31, 1999 it could have a material adverse effect on the Company's financial statements. However, the Company expects to be fully Y2K compliant by October 31, 1999.

In addition, the Company has requested information regarding Year 2000 compliance plans and current status from 68 of it's most significant vendors and financial institutions. Management has determined that the remaining vendors would not have a significant impact on the Company's operations due to Year 2000 noncompliance. Currently, 54.4% of the parties contacted have responded, with only 19.1% of respondents certifying in writing that they are Y2K compliant. At present, the Company is not aware of any significant risk exposure associated with the parties that have not either certified their Y2K compliance or responded. As a result, the Company is unable to predict the impact on its business if such parties are unable to comply. In order to reduce any such impact, the Company has contacted backup vendors for its significant products and may increase inventory levels during the fourth calendar quarter for products which are obtained from vendors who have not certified their Y2K compliance.

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

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

Information relating to Item 10 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 14, 1999.

Item 11. Executive Compensation

Information relating to Item 11 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 14, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to Item 12 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 14, 1999.

Item 13. Certain Relationships and Related Transactions

Information relating to Item 13 is incorporated herein by reference to the Company's Notice and information Statement scheduled to be filed on or about August 14, 1999.

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)(1) Financial Statements

         The following financial statements are included in this report.

            Balance Sheets as of April 30, 1999 and 1998

            Statements of Income for the Years Ended April 30, 1999, 1998, and 1997

            Statements of Changes in Stockholders' Equity for the Years Ended April 30, 1999, 1998, and 1997

            Statements of Cash Flows for the Years ended April 30, 1999, 1998, and 1997

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on July 28, 1999.

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

/s/ James H. Ridinger                                              July 28, 1999
------------------------------------------------------
James H. Ridinger
President, Chief Executive Officer & Director
(Principal Executive, Financial & Accounting Officer)

/s/ Loren A. Ridinger                                              July 28, 1999
------------------------------------------------------
Loren A. Ridinger
Senior Executive Vice President & Director

/s/ Dennis Franks                                                  July 28, 1999
------------------------------------------------------
Dennis Franks
Executive Vice President & Director

/s/ Martin Weissman                                                July 28, 1999
------------------------------------------------------
Martin Weissman
Executive Vice President & Director

                              MARKET AMERICA, INC.

                              FINANCIAL STATEMENTS

                    Years Ended April 30, 1999, 1998 and 1997

MARKET AMERICA, INC.
--------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
INDEPENDENT AUDITORS' REPORT.................................        1

FINANCIAL STATEMENTS

    Balance Sheets...........................................        2

    Statements of Income.....................................        3

    Statements of Changes in Stockholders' Equity............        4

    Statements of Cash Flows.................................        5

    Notes to Financial Statements............................        7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Market America, Inc.
Greensboro, North Carolina


We have audited the accompanying balance sheets of Market America, Inc. as of April 30, 1999 and 1998 and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market America, Inc. as of April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 1999 in conformity with generally accepted accounting principles.


/s/ Dixon Odom PLLC
--------------------------------------
Greensboro, North Carolina
June 11, 1999, except for Note 14
 as to which the date is June 28, 1999

                                    --------

MARKET AMERICA, INC.
BALANCE SHEETS
April 30, 1999 and 1998
--------------------------------------------------------------------------------

ASSETS                                                       1999          1998
                                                             ----          ----
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                    $45,426,920   $18,379,127
   Short-term investments (Notes 1 and 2)                          -    12,415,465
   Advances to related parties (Note 6)                      187,646        62,445
   Notes receivable, employees                                92,794        51,919
   Inventories (Note 1)                                    1,852,487     1,468,321
   Deferred tax assets (Note 8)                              160,000             -
   Other current assets                                      156,484        57,971
                                                         -----------   -----------
                                  TOTAL CURRENT ASSETS    47,876,331    32,435,248
                                                         -----------   -----------

PROPERTY AND EQUIPMENT (Note 1)
   Furniture and equipment                                 1,234,438       983,959
   Software                                                  271,365       259,199
   Building construction in progress (Note 14)                33,070             -
   Leasehold improvements                                      6,370         6,370
                                                         -----------   -----------
                                                           1,545,243     1,249,528
   Less accumulated depreciation                             653,933       462,036
                                                         -----------   -----------
                                                             891,310       787,492
                                                         -----------   -----------

OTHER ASSETS
   Restricted cash                                                 -        79,018
   Other                                                     230,856       282,672
                                                         -----------   -----------
                                                             230,856       361,690
                                                         -----------   -----------
                                                         $48,998,497   $33,584,430
                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY                        1999          1998
                                                            ----          ----
CURRENT LIABILITIES
   Current portion of long-term debt (Note 3)            $   120,000   $   152,476
   Accounts payable - trade                                1,107,633     1,066,274
   Commissions payable                                     2,280,902     2,755,776
   Sales tax payable (Note 11)                               792,438       802,786
   Income taxes payable                                    2,062,211     1,863,132
   Other accrued liabilities                                 693,256       202,886
   Unearned revenue (Note 4)                               2,259,522     1,095,275
                                                         -----------   -----------
                             TOTAL CURRENT LIABILITIES     9,315,962     7,938,605
                                                         -----------   -----------

LONG-TERM DEBT (Note 3)                                       10,000       164,315
                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 11 and 14)

STOCKHOLDERS' EQUITY
   Common stock, $.00001 par value; 800,000,000 shares
    authorized; 19,950,000 issued and outstanding                199           199
   Additional paid-in capital                                 39,801        39,801
   Retained earnings                                      39,632,535    25,441,510
                                                         -----------   -----------
                                                          39,672,535    25,481,510
                                                         -----------   -----------
                                                         $48,998,497   $33,584,430
                                                         ===========   ===========
----------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.    Page 2

MARKET AMERICA, INC.
STATEMENTS OF INCOME
Years Ended April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                1999             1998             1997
                                                ----             ----             ----
Sales                                      $ 110,347,824    $  87,531,005    $  66,281,671
Cost of Sales                                 28,071,236       21,144,983       17,476,574
                                           -------------    -------------    -------------
                            GROSS PROFIT      82,276,588       66,386,022       48,805,097
Selling Expenses
   Commissions                                49,692,793       39,061,225       29,645,933
   Sales tax (Note 11)                           358,741        1,985,462          383,606
                                           -------------    -------------    -------------
                                              50,051,534       41,046,687       30,029,539
                                           -------------    -------------    -------------
General and Administrative Expenses
   Salaries                                    5,085,053        4,028,643        2,722,855
   Consulting                                    266,154          124,211          377,234
   Rents (Note 6 and 7)                          995,994          695,507          380,319
   Depreciation and amortization                 208,868          167,483          122,839
   Other expenses (Note 9)                     4,592,219        2,984,089        1,896,210
                                           -------------    -------------    -------------
                                              11,148,288        7,999,933        5,499,457
                                           -------------    -------------    -------------
                  INCOME FROM OPERATIONS      21,076,766       17,339,402       13,276,101

Other Income (Expense)
   Interest income                             1,763,306        1,073,582          595,651
   Interest expense                              (24,337)         (91,539)         (40,205)
   Gain (loss) on disposals of assets             (8,537)             500           (6,808)
   Miscellaneous income                          778,452          461,264          451,051
                                           -------------    -------------    -------------
                                               2,508,884        1,443,807          999,689
                                           -------------    -------------    -------------
                     INCOME BEFORE TAXES      23,585,650       18,783,209       14,275,790

Income Taxes (Note 8)                          9,394,625        7,942,669        5,804,569
                                           -------------    -------------    -------------
                              NET INCOME   $  14,191,025    $  10,840,540    $   8,471,221
                                           =============    =============    =============
Basic earnings per common share (Note 1)   $         .71    $         .54    $         .43
                                           =============    =============    =============
Weighted average number of common
 shares outstanding                           19,950,000       19,950,000       19,950,000
                                           =============    =============    =============
------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.            Page 3

MARKET AMERICA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                   Common Stock             Additional
                            ---------------------------       Paid-In        Retained
                               Shares          Amount         Capital        Earnings          Total
                               ------          ------         -------        --------          -----
BALANCE, April 30, 1996      19,950,000     $       199     $    39,801     $ 6,129,749     $ 6,169,749

   Net income                         -               -               -       8,471,221       8,471,221
                            -----------     -----------     -----------     -----------     -----------

BALANCE, April 30, 1997      19,950,000             199          39,801      14,600,970      14,640,970

   Net income                         -               -               -      10,840,540      10,840,540
                            -----------     -----------     -----------     -----------     -----------

BALANCE, April 30, 1998      19,950,000             199          39,801      25,441,510      25,481,510

   Net income                         -               -               -      14,191,025      14,191,025
                            -----------     -----------     -----------     -----------     -----------

BALANCE, April 30, 1999      19,950,000     $       199     $    39,801     $39,632,535     $39,672,535
                            ===========     ===========     ===========     ===========     ===========
-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.                         Page 4

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS
Years Ended April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                             1999            1998            1997
                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 14,191,025    $ 10,840,540    $  8,471,221
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           208,868         167,483         122,839
      (Gain) loss on disposal of assets                         8,537            (500)          6,808
      Increase in inventories                                (384,166)       (223,735)       (224,469)
      Increase in deferred tax assets                        (160,000)              -               -
      (Increase) decrease in other current assets             (98,513)        (38,708)          8,401
      (Increase) decrease in other assets                      51,816        (281,991)           (681)
      Increase (decrease) in accounts payable - trade          41,359        (484,335)        526,180
      Increase (decrease) in commissions payable             (474,874)      1,239,411        (326,441)
      Increase (decrease) in sales tax payable                (10,348)        563,372         239,414
      Increase (decrease) in income taxes payable             199,079          (2,889)        493,043
      Increase (decrease) in other accrued liabilities        490,370        (117,180)       (290,195)
      Increase in unearned revenue                          1,164,247          69,253         668,921
                                                         ------------    ------------    ------------
                                  NET CASH PROVIDED BY
                                  OPERATING ACTIVITIES     15,227,400      11,730,721       9,695,041
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (346,315)       (280,546)       (258,067)
   Proceeds from sale of property and equipment                25,092           1,985               -
   (Increase) decrease of short-term investments           12,415,465       4,879,404     (17,294,869)
   Proceeds from sale of long-term investments                      -               -         125,405
   Advances to related parties                               (125,201)        (62,445)              -
   (Increase) decrease in notes receivable, employees         (40,875)          6,176           3,601
   (Increase) decrease in restricted cash                      79,018          (4,941)         (4,257)
                                                         ------------    ------------    ------------
                              NET CASH PROVIDED (USED)
                              FOR INVESTING ACTIVITIES     12,007,184       4,539,633     (17,428,187)
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable and long-term debt              (186,791)       (215,170)       (328,999)
                                                         ------------    ------------    ------------
                                     NET CASH USED FOR
                                  FINANCING ACTIVITIES       (186,791)       (215,170)       (328,999)
                                                         ------------    ------------    ------------
                       NET INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS     27,047,793      16,055,184      (8,062,145)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                      18,379,127       2,323,943      10,386,088
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                          $ 45,426,920    $ 18,379,127    $  2,323,943
                                                         ============    ============    ============
-----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.                       Page 5

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS (Continued)
Years Ended April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                             1999            1998            1997
                                                             ----            ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the year for:

      Interest                                           $     26,776    $     93,752    $     28,467
                                                         ============    ============    ============

      Income taxes                                       $  9,355,546    $  7,945,558    $  5,311,526
                                                         ============    ============    ============
-----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.                       Page 6

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Market America, Inc. is based in Greensboro, North Carolina. It was incorporated on April 27, 1992. The Company distributes a variety of consumer home-use products to the public through a network marketing concept which utilizes independent contractors to sell these products. The Company supplies marketing information to these individuals in order to assist them in their sales efforts. The principal market for the Company's products is primarily throughout the United States.

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

Property and equipment

Property and equipment are recorded at cost and depreciated on the straight-line basis over the estimated useful lives of the assets as follows:

        Furniture and equipment                          5 to 10 years
        Software                                         3 to 10 years
        Leasehold improvements                                15 years

Maintenance, repairs, and minor renewals are charged to operations as incurred. Additions, improvements, and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts and any gain or loss on disposition is credited or charged to operations. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically reviews long-lived assets when indicators of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes sales revenues at the time products are shipped. Sales revenues are collected at or prior to the time of shipment.

Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Earnings Per Share

SFAS No. 128, "Earnings Per Share" specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the periods. Diluted EPS would reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares.

Comprehensive Income

During the year ended April 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, unrealized holding gains and losses on available-for-sale securities, and certain derivative instruments. The measurement and presentation of net income did not change. The Company has no items of other comprehensive income.

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

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The SOP is effective for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of this SOP in its fiscal year ending April 30, 2000. The Company does not anticipate there will be a material impact on the results of its operations or its financial position resulting from the adoption of SOP 98-1.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair values. This Statement also specifies the accounting for changes in fair value depending upon the intended use of the derivative. The Statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt the provisions of SFAS No. 133 in its year ending April 30, 2001. Management is currently evaluating the impact on the results of operations and financial position after SFAS No. 133 is adopted.

NOTE 2 o SHORT-TERM INVESTMENTS

Short-term investments at April 30 consisted of the following:

                                                        1999            1998
                                                        ----            ----

Master note, matured in 1999                          $         -    $ 7,692,279

Business Eurodollars Term/Non-Sweep, matured
 in 1999                                                        -      4,723,186
                                                      -----------    -----------

                                                      $         -    $12,415,465
                                                      ===========    ===========

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 3 o LONG-TERM DEBT

                                                                              1999       1998
                                                                              ----       ----
   Obligation arising in settlement of litigation as approved by the U.S.
    Bankruptcy Court for the District of New Jersey, payable in monthly installments of $10,000,including interest
    discounted at 9%                                                        $130,000   $240,000

   Notes payable, repaid in 1999                                                   -     76,791
                                                                            --------   --------
                                                                             130,000    316,791
   Less current portion due within one year                                  120,000    152,476
                                                                            --------   --------
                                                                            $ 10,000   $164,315
                                                                            ========   ========

Future maturities of long-term debt at April 30, 1999 are due as follows:

                2000                           $ 120,000
                2001                              10,000
                                               ---------
                                               $ 130,000

NOTE 4 o UNEARNED REVENUE

The Company has unearned revenue from two sources. The Company sponsors several conventions per year for its distributors. A portion of the unearned revenue represents cash collected from advance ticket sales for these conventions. The remainder of the unearned revenue represents deposits paid to the Company by distributors for future purchases of products.

NOTE 5 o EMPLOYEE BENEFITS

During the year ended April 30, 1999, the Company adopted a 401(k) savings plan to provide retirement benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions up to specified limits. In addition, the plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company contributions to the plan totaled $15,524 during the year ended April 30, 1999. No discretionary contributions were made in 1999.

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 6 o RELATED PARTY TRANSACTIONS

During the year ended April 30, 1998, the Company entered into agreements with two companies owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida for use by Company management when conducting business in Florida and for the lease of a yacht on a per event basis. The yacht is used as an integral part of the direct sales training and education activities of the Company. Both lease agreements have 5-year terms with options to renew. The amount of rent expense under both agreements aggregated to $423,600 and $252,000 during the years ended April 30, 1999 and 1998, respectively. These related entities owed the Company $187,646 and $62,445 at April 30, 1999 and 1998, respectively.

During the year ended April 30, 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, for a 33-year net ground lease for the site on which the Company plans to construct its new headquarters and warehouse facility in Greensboro, North Carolina. Required rental payments are $10,666 per month, and the amount of rent expense under this agreement was $64,000 for the year ended April 30, 1999. In June 1999, the Company paid $500,000 for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid will be applied to the purchase price of the land in the event the Company buys it.

NOTE 7 o OPERATING LEASE COMMITMENTS

The Company occupies leased premises in Greensboro, North Carolina and Miami, Florida. The Greensboro lease term expires June 30, 2003 but can be terminated early with twelve-months advance written notice by either party to the lease. The Miami lease is with a related party (see Note 6) beginning August 1997 and is for five years. The Company has a ground lease with a related party (see Note
6) for a 33-year period which commenced in November 1998. The Company also leases automobiles under long-term operating leases.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of April 30, 1999 are as follows:

                                             Related    Unrelated
                                             Parties     Parties        Total
                                             -------     -------        -----
     2000                                  $  451,992   $  139,752   $  591,744
     2001                                     451,992      128,000      579,992
     2002                                     451,992       52,011      504,003
     2003                                     451,992            -      451,992
     2004                                     127,992            -      127,992
     Thereafter                             3,519,780            -    3,519,780
                                           ----------   ----------   ----------
     Total future minimum lease payments   $5,455,740   $  319,763   $5,775,503
                                           ==========   ==========   ==========

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 8 o INCOME TAXES

Income tax expense is comprised of the following:

                                   1999           1998          1997
                                   ----           ----          ----
   Current tax provision
      Federal                   $ 7,713,716    $ 6,483,683   $ 4,671,743
      State                       1,840,909      1,458,986     1,132,826
                                -----------    -----------   -----------
                                  9,554,625      7,942,669     5,804,569
                                -----------    -----------   -----------
   Deferred tax provision
      Federal                      (130,000)             -             -
      State                         (30,000)             -             -
                                -----------    -----------   -----------
                                   (160,000)             -             -
                                -----------    -----------   -----------

   Total income tax provision   $ 9,394,625    $ 7,942,669   $ 5,804,569
                                ===========    ===========   ===========

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

                                             1999     1998    1997
                                             ----     ----    ----
Statutory U.S. federal rate                  35.0%    35.0%   35.0%
State income tax, net of federal benefit      5.0      4.8     5.1
Effect of non-deductible expenses              .2      1.5      -
Other, net                                    (.4)     1.0      .6
                                             ----     ----    ----
                                             39.8%    42.3%   40.7%
                                             ====     ====    ====

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of April 30, 1999 and 1998 are as follows:

                                            1999          1998
                                            ----          ----
   Deferred tax assets
      Accrued liabilities                $ 160,000     $       -

   Deferred tax liabilities                      -             -
                                         ---------     ---------
   Net deferred tax assets               $ 160,000     $       -
                                         =========     =========

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 9 o OTHER GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended April 30, 1999, 1998 and 1997, Other General and Administrative Expenses included the following items:

                                 1999         1998         1997
                                 ----         ----         ----
Legal and professional fees   $1,305,221   $  782,969   $  427,797
Insurance                        626,108      429,468      196,162
Other taxes and licenses         458,155      386,779      219,884
Utilities                        327,037      229,375      203,031
Other                          1,875,698    1,155,498      849,336
                              ----------   ----------   ----------
                              $4,592,219   $2,984,089   $1,896,210
                              ==========   ==========   ==========

NOTE 10 o SEGMENT INFORMATION

During the year ended April 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces a new model for segment reporting. The Company sells a variety of consumer home use products that have similar economic characteristics, customers and distribution methods. The Company, therefore, reports only one segment. The Company's geographic information is as follows:

                                                United
                                                States           Other
                                                ------           -----
April 30, 1999
   Product revenue from external customers   $106,290,160   $  4,057,664
   Long-lived assets                              891,310              -

April 30, 1998
   Product revenue from external customers     85,261,874      2,269,131
   Long-lived assets                              787,492              -

April 30, 1997
   Product revenue from external customers     65,756,692        524,979
   Long-lived assets                              675,914              -

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 11 o CONTINGENCIES

During the year ended April 30, 1998, the Company reached an agreement with the North Carolina Department of Revenue whereby North Carolina would not seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This enabled the Company to initiate voluntary remission of such prior taxes to applicable states and resulted in a substantial increase in sales tax expense for the year ended April 30, 1998. Management believes that all sales tax liabilities are adequately provided for at April 30,1999 and 1998, and that the final resolution of this matter will not have a material effect on future earnings.

The Company is currently being examined by the Internal Revenue Service for its fiscal year ended April 30, 1996. Adjustments have been proposed by the examining agent; however, management believes it has meritorious defenses to most of the adjustment being asserted and will vigorously defend its positions through the administrative appeals process and, if necessary, litigation. Management believes that all income tax liabilities are adequately provided for at April 30, 1999 and that the final resolution of the matter will not have a material effect on future earnings.

On April 27, 1999, the United States District Court for the Middle District of North Carolina entered a judgment against the Company in the amount of $959,106 with respect to a number of claims made against the Company by various former distributors. In connection with that judgment, the Company has filed a Motion for Judgment as a Matter of Law seeking to eliminate or reduce the amount of the judgment on various grounds including that the amounts awarded are not warranted by law. The Company intends to vigorously pursue that motion and, if that motion is not successful, may appeal the judgment. The outcome of this matter is not presently determinable.

On May 4, 1999, the Company agreed to settle a Securities and Exchange Commission (SEC) administrative proceeding that resulted from an SEC staff investigation. In the settlement, the Company neither admitted nor denied the SEC's allegations, but agreed to be subject to a cease-and-desist order against future violations of the provisions of the securities laws requiring public companies to file accurate and complete periodic reports with the SEC. The SEC had alleged that the Company's periodic reports from 1994 to 1998 had not fully disclosed the interests in the Company's common stock of its Chairman and Chief Executive Officer.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 12 o FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and cash equivalents, short-term investments, and notes receivable approximate their respective fair values. The carrying value of long-term debt exceeds its estimated fair value by approximately $7,000 and $21,000 at April 30, 1999 and 1998, respectively. Fair values are based primarily on current interest rates available for those or similar instruments.

NOTE 13 o MAJOR PRODUCT AND SUPPLIER

The Company's number one selling product is OPC-3, a powerful antioxidant. This product accounted for 30.6%, 34.2% and 25.4% of the Company's total sales during the years ended April 30, 1999, 1998 and 1997, respectively.

One of the Company's suppliers, Purity Technologies, Inc., a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3. Sales of products purchased from this supplier accounted for 44.0%, 49.3% and 37.5% of the Company's total sales during the years ended April 30, 1999, 1998 and 1997, respectively. Although there are other suppliers of these products, a change in suppliers could cause a delay in shipments to customers which could ultimately affect operating results.

NOTE 14 o SUBSEQUENT EVENTS

Subsequent to April 30, 1999, the Company paid $3.6 million cash to purchase a yacht to be used as an integral part of the direct sales training and education activities of the Company.

On June 28, 1999, the Company obtained a construction loan commitment of $2.1 million to be used for the construction of its new corporate headquarters and warehouse facility in Greensboro, North Carolina. The building will be constructed on land leased from a related company (see Note 6) and is expected to cost approximately $4.6 million. Upon completion, the Company plans to depreciate the building over the 33-year term of the ground lease. The loan will be repayable over a five-year period following completion of construction and bears interest of 7.625%.

On June 28, 1999, the Company became guarantor of a bank loan to a related company of $1.6 million. This loan and the loan described in the immediately-preceding paragraph are cross- collateralized by the land being leased from the related company (see Note 6) and by the building improvement to be constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.

--------------------------------------------------------------------------------

                              MARKET AMERICA, INC.

                              EXHIBITS TO FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number   Identification
-------  --------------

2.1 Agreement and Plan of Merger dated as of October 1, 1993 between Atlantic Ventures, Inc. and Market America, Inc. and Addendum (to same) dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

4.1 Article 2 of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

4.2 Articles of Merger of Atlantis Ventures, Inc. and Market America, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

10.1* Lease between Miracle Marine, Inc. and Market America, Inc. dated May 1, 1998

10.2 Vendor Agreement between Market America, Inc. and Isotonix(r) Corporation dated October 25, 1993 (incorporated by reference to
         Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the Commission on August 13, 1998, Commission File No. 000-23250)

10.3* Lease between Miracle Properties LLC and Market America, Inc. dated May 1, 1998

10.4* Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998

10.5* Right of First Refusal agreement between Market America, Inc. and Miracle Holdings, LLC dated May 20, 1999

27*      Financial Data Schedule

*   Filed herewith.

--------------------------------------------------------------------------------
                                                                         Page 16