Form 10-Q
period 1999-07-31
MARKET AMERICA INC
filed 1999-09-14
CIK 880121

===============================================================================

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

                  For the quarterly period ended July 31, 1999

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

                            7605 Business Park Drive
                           Greensboro, North Carolina
                    (Address of principal executive offices)

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 14, 1999.

                                   19,950,000


================================================================================

PART I


ITEM 1   Statement of Financial Position as of July 31, 1999 (Unaudited)
                  and April 30, 1999

         Statement of Operations for the Three-Month Periods Ended
                  July 31, 1999 and 1998 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Three-Month Periods Ended July 31, 1999 and 1998 (Unaudited)

         Statement of Cash Flows for the Three-Month Periods Ended July 31, 1999 and 1998 (Unaudited)

         Notes to Financial Statements as of July 31, 1999 (Unaudited)

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                           July 31, 1999 and April 30, 1999
-------------------------------------------------------------------------------


                                        (Unaudited)
                                           July 31,                   April 30,
ASSETS                                         1999                        1999
                                     --------------            ----------------

CURRENT ASSETS
  Cash and cash equivalents          $   32,612,838             $     45,426,920
  Securities available for sale          12,100,930                            -
  Advances to related parties               262,251                      187,646
  Notes receivable, employees               669,002                       92,794
  Inventories                             1,770,579                    1,852,487
  Deferred tax assets                       160,000                      160,000
  Other current assets                      264,711                      156,484
                                     --------------              ---------------
Total current assets                     47,840,311                   47,876,331
                                     --------------              ---------------

PROPERTY AND EQUIPMENT
  Yacht                                   3,610,000                            -
  Furniture and equipment                 1,244,531                    1,234,438
  Software                                  278,795                      271,365
  Building construction in progress         134,661                       33,070
  Leasehold improvements                      6,370                        6,370
                                     --------------              ---------------
                                          5,274,357                    1,545,243
 Less accumulated depreciation              736,289                      653,933
                                     --------------              ---------------
  Total property and equipment            4,538,068                      891,310
                                     --------------              ---------------

OTHER ASSETS                                680,856                      230,856
                                     --------------               --------------
TOTAL ASSETS                         $   53,059,235              $    48,998,497
                                     ==============              ===============






   The accompanying notes are an integral part of these financial statements.

                                          Statement of Financial Position as of
MARKET AMERICA, INC.                           July 31, 1999 and April 30, 1999
-------------------------------------------------------------------------------


                                        (Unaudited)
                                           July 31,                   April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY          1999                         1999
                                     --------------            -----------------

CURRENT LIABILITIES
  Current portion of long-term debt  $      100,000              $       120,000
  Accounts payable - trade                1,401,314                    1,107,633
  Commissions payable                     2,138,525                    2,280,902
  Sales tax payable                         791,758                      792,438
  Income taxes payable                    1,987,211                    2,062,211
  Other accrued liabilities                 585,252                      693,256
  Unearned revenue                        2,396,237                    2,259,522
  Deferred tax liability                    173,000                            -
                                     --------------              ---------------
  Total current liabilities               9,573,297                    9,315,962
                                     --------------              ---------------

LONG-TERM DEBT                                    -                       10,000
                                     --------------              ---------------
STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
    800,000,000 shares authorized;
    19,950,000 shares issued and
    outstanding                                 199                          199
  Additional paid-in capital                 39,801                       39,801
  Retained earnings                      43,187,642                   39,632,535
  Other comprehensive income
    Unrealized gain on marketable
    securities, net                         258,296                            -
                                     --------------              ---------------
  Total stockholders' equity             43,485,938                   39,672,535
                                     --------------              ---------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $   53,059,235              $    48,998,497
                                     ==============              ===============







   The accompanying notes are an integral part of these financial statements.

                                    Statement of Operations for the Three-Month
MARKET AMERICA, INC.           Periods Ended July 31, 1999 and 1998 (Unaudited)
-------------------------------------------------------------------------------


                                                July 31,              July 31,
                                                    1999                  1998
                                            ------------          ------------


SALES                                       $ 30,828,703          $ 27,097,790

COST OF SALES                                  8,009,354             6,937,544
                                            ------------          ------------
GROSS PROFIT                                  22,819,349            20,160,246
                                            ------------          ------------
SELLING EXPENSES
  Commissions                                 14,246,399            11,912,958
  Sales tax                                        3,715                (4,472)
                                            ------------          ------------
                                              14,250,114            11,908,486
                                            ------------          ------------

GENERAL and ADMINISTRATIVE EXPENSES
  Salaries                                     1,195,554               982,190
  Consulting                                      85,739                45,557
  Rents                                          260,117               206,070
  Depreciation and amortization                   82,356                50,319
  Other operating expenses                     1,287,045               999,802
                                            ------------          ------------
                                               2,910,811             2,283,938
                                            ------------          ------------

INCOME FROM OPERATIONS                         5,658,424             5,967,822
                                            ------------          ------------
OTHER INCOME (EXPENSE)
  Interest income                                388,996               389,407
  Interest expense                                     -               (23,466)
  Dividend income                                 24,705                     -
  Realized gain (loss) on available
    for sale securities                         (341,768)                    -
  Loss on disposal of assets                           -                (6,404)
  Miscellaneous                                  136,750               162,138
                                            ------------          ------------
     Total other income (expense)                208,683               521,675
                                            ------------          ------------

INCOME BEFORE TAXES                            5,867,107             6,489,497

PROVISION FOR INCOME TAXES                     2,312,000             2,614,433
                                            ------------          ------------
NET INCOME                                  $  3,555,107          $  3,875,064
                                            ============          ============
BASIC EARNINGS PER COMMON SHARE             $        .18          $        .19
                                            ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            19,950,000            19,950,000
                                            ============          ============


   The accompanying notes are an integral part of these financial statements.

                           Statement of Changes in Stockholders' Equity for the
                               Three-Month Periods Ended July 31, 1999 and 1998
 MARKET AMERICA, INC.                                               (Unaudited)
 ------------------------------------------------------------------------------



                     Common Stock    Additional                 Other
                   -----------------  Paid-in  Retained      Comprehensive
                     Shares   Amount  Capital  Earnings         Income      Total
                   ---------- ------  -------   ---------   ------------ -----------


Balances at
 April 30, 1998    19,950,000  $199   $39,801  $25,441,510   $         -  $25,481,510

 Net income                                      3,875,064                  3,875,064
                   ----------  -----  -------   ----------   -----------  -----------

Balances at
 July 31, 1998     19,950,000  $199   $39,801  $29,316,574   $         -  $29,356,574
                  ===========  =====  =======  ===========   ===========  ===========

Balances at
 April 30, 1999    19,950,000  $199   $39,801  $39,632,535   $         -  $39,672,535

Comprehensive
 Income:

   Unrealized
   holding gains
   on available
   for sale
   securities, net
   of deferred taxes
   of $173,000                                                   258,296      258,296

   Net income                                    3,555,107                  3,555,107
                                                                          -----------
     Total
     Comprehensive
     Income                                                                 3,813,403
                                                                          -----------

                   ----------  -----  -------  -----------    ----------  -----------
Balances at
 July 31, 1999     19,950,000  $199   $39,801  $43,187,642      $258,296  $43,485,938
                   ==========  =====  =======  ===========    ==========  ===========







   The accompanying notes are an integral part of these financial statements.

                                                 Statement of Cash Flows for the
                                Three-Month Periods Ended July 31, 1999 and 1998
  MARKET AMERICA, INC.                                               (Unaudited)
  ------------------------------------------------------------------------------



                                                            July 31,      July 31,
                                                                1999         1998
                                                            --------      --------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 3,555,107    $ 3,875,064
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Loss on sale of assets                                      -          6,404
       Depreciation and amortization                          82,356         50,319
       Loss on sales of available for sale securities        341,768              -
       (Increase) decrease in inventories                     81,908       (508,743)
       (Increase) decrease in other current assets          (108,227)        32,722
       Increase (decrease) in accounts payable               293,681        138,942
       Increase (decrease) in commissions payable           (142,377)      (961,551)
       Increase (decrease) in sales tax payable                 (680)       (76,136)
       Increase (decrease) in income taxes payable           (75,000)       573,554
       Increase (decrease) in other accrued liabilities     (108,004)       (70,762)
       Increase (decrease) in unearned revenue               136,715           (275)
                                                           ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,057,247      3,059,538
                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available for sale securities              (27,651,497)             -
  Proceeds from sale of available
    for sale securities                                   15,640,095              -
  (Increase) decrease in short-term investments                    -        (82,058)
  Increase in notes receivable, employees                   (576,208)       (27,397)
  Advances to related parties                                (74,605)       (54,467)
  (Increase) decrease in other assets                       (450,000)        (6,809)
  Increase in restricted cash                                      -         (1,425)
  Proceeds from sale of assets                                     -         23,286
  Capital expenditures                                    (3,729,114)      (224,865)
                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (16,841,329)      (373,735)
                                                         -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Principal payments on long-term debt                       (30,000)       (36,390)
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (12,814,082)     2,649,413

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     45,426,920     18,379,127
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $32,612,838    $21,028,540
                                                         ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                    July 31, 1999(Unaudited)
--------------------------------------------------------------------------------



Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company")as of July 31, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of July 31, 1999 and for the three month periods ended July 31, 1999 and 1998. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter ended July 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2000.

Earnings Per Share

The Company computes earnings per share ("EPS") based upon the requirements of Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation, and disclosure requirements for both basic and diluted EPS. The Company does not have any securities or agreements outstanding with dilutive potential for its common shares.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentation. Reclassifications made had no effect on previously reported net income.

Related Party Transactions

The Company has agreements with three companies owned by Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company. One agreement allows the Company to lease real estate in Miami, Florida for use by Company management when conducting business in Florida. The second agreement is for the lease of a yacht on a per event basis. The yacht was used as an integral part of the direct sales training and education activities of the Company prior to the purchase of a yacht by the Company in June 1999 (see Liquidity and Capital Resources below). Both the lease agreements have 5-year terms with options to renew.

The third agreement is a 33-year net ground lease for the site on which the Company is currently constructing its new headquarters and warehouse facility in Greensboro, North Carolina. In June 1999, the Company paid $500,000 for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a bank loan to the related party for the purchase of the land. This loan and the Company's construction loan (see Liquidity and Capital Resources below) are cross-collateralized by the land being leased from the related company and by the building improvement to be constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.



ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



The board of directors has determined that the above agreements are equivalent to market rates.

The amount of rent expense incurred for the three-month period ended July 31, 1999 was $29,800 for the real estate in Miami, Florida, $60,000 for the yacht and $31,998 for the land in Greensboro, North Carolina. At July 31, 1999 these companies owed the Company $262,251.


Liquidity & Capital Resources

Cash and cash equivalents, investments with maturity dates of three months or less when purchased, were $32.6 million at July 31, 1999 compared to $45.4 million at April 30, 1999. The decreases in cash and cash equivalents and the increase in cash used by investing activities are directly related to two separate events. In May 1999, $12 million of available cash was invested into readily marketable equity securities in order to increase the Company's yield on assets pending use in the Company's business. In June 1999, the Company purchased a yacht for $3.6 million in cash to be used as an integral part of the direct sales training and education activities of the Company.

On June 28, 1999, the Company obtained a construction loan commitment of $2.1 million to be used for the construction of its new corporate headquarters and warehouse facility in Greensboro, North Carolina. The building will be constructed on land leased from a related party and is expected to cost approximately $4.6 million. Upon completion, the Company plans to depreciate the building over the 33-year term of the ground lease. The loan will be repayable over a five-year period following completion of construction and bears interest of 7.625%.

Management believes that its cash reserves and cash flows provided by operations will provide sufficient working capital for the remainder of the fiscal year.


Results of Operations

The Company's sales continued to grow during the quarter ended July 31, 1999. Net sales increased 13.8% to $30.8 million from $27.1 million for the quarter ended July 31, 1998 compared to the same period in the prior fiscal year. Management believes that its emphasis on one-to-one marketing and mass customization has lead to this growth.

Commission expense was $14.2 million for the three-month period ended July 31, 1999. This compares to $11.9 million for the same period last year. Commissions, as a percentage of sales, were 46.2% and 44.0% for the three-month periods ended July 31, 1999 and 1998, respectively. Management anticipates that commission expense will range from 43% to 46% of sales during fiscal 2000.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED



General and administrative expenses were $2.9 million and $2.3 million for the three-month periods ended July 31, 1999 and 1998, respectively. As a percentage of sales, general and administrative expenses were 9.4% and 8.4% for the three-month periods ended July 31, 1999 and 1998, respectively. For the three-month periods ended July 31, 1999 and 1998, the general and administrative expenses included the following items:

                                              1999                     1998
                                           ----------                 --------
Legal and professional fees                $  368,522                 $315,499
Insurance                                     281,269                  163,123
Other taxes and licenses                      125,029                  158,673
Utilities                                      85,717                   67,171
Other                                         426,508                  295,336
                                           ----------                 --------
                                           $1,287,045                 $999,802
                                           ==========                 ========

The increase in general and administrative costs is due to the Company's efforts to expand human resources to better serve the Company's distributors. In the period ended July 31, 1999, the Company had an 18% larger workforce compared to the same period in 1998. This resulted in increased payroll expenses and employee benefits.

Compared to the 1998 period, the Company incurred larger consulting expenses. The increased costs were a result of the continued development of customized apparel. Management expects consulting expenses to remain constant throughout the remainder of fiscal 2000.

Management expects legal expenses to decline substantially during the remainder of fiscal 2000 as a result of the conclusion of the Securities and Exchange Commission administrative proceeding on May 4, 1999 (see Part II, Item I Legal Proceedings below).

Earnings per share for the quarter were 4.18, compared to $.19 for the same period in 1998, primarily due to the delay in recognition of revenue caused by movement of the Company's annual convention from July to August.

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

The Company has upgraded approximately 75% of its core operating systems to be Year 2000 compliant. The Company purchased a test system in order to run test transactions with dates beyond the January 1, 2000. This allowed the Company's task force personnel to determine what changes were needed in the current systems. The costs incurred by the Company for the completed upgrades were approximately $16,000, excluding internal costs that the Company does not track. In order to complete the conversion of the remaining 25% of the core operating systems to Y2K compliance, the Company is currently contracting

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONCLUDED



with outside vendors to update the voice response system and phone system. The expected costs of these updates are approximately $20,000. The Company fully expects the remaining testing of the current system to be completed by October 31, 1999. The Company expects all necessary upgrades for Y2K compliance to be completed by November 30, 1999.

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

PART II


ITEM 1  LEGAL PROCEEDINGS

            On May 4, 1999, the Company agreed to settle an SEC administrative proceeding, in the Matter of Market America, Inc. et al., SEC Administrative Proceeding File No. 3-9889 (May 4, 1999), that resulted from a previously reported SEC staff investigation. In the settlement, the Company neither admitted nor denied the SEC's allegations, but agreed to be subject to a cease-and-desist order against future violations of the provisions of the securities laws requiring public companies to file periodic reports with the SEC. The SEC had alleged that the Company's periodic reports from 1994 to 1998 had not accurately disclosed all ownership of the Company's stock of its Chairman and Chief Executive Officer.

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


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date: September 14, 1999                    /s/ James H. Ridinger
------------------------                    -----------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX




 Exhibit
 Number                           Identification
 ------                          ---------------

  2.1 Agreement and Plan of Merger dated as of October 31, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same)dated October 1, 1993 (incorporated by reference to Exhibits
              2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

  3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated May 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  10.2 Vendor agreement between Market America, Inc. and Isontonix (x) Corporation dated October 25, 1993 (incorporated by reference to
              Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

  10.3        Lease between Miracle Properties LLC and Market America, Inc.
              dated May 1, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings LLC dated May 20, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  27*         Financial Data Schedule

----------------
o  Filed herewith.