Form 10-Q
period 1999-10-31
MARKET AMERICA INC
filed 1999-12-15
CIK 880121

UNITED STATES
                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 1999

                        Commission file number 000-23250

                            ------------------------

                              MARKET AMERICA, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 15, 1999.

                                   19,950,000

================================================================================

PART I


ITEM 1 Statement of Financial Position as of October 31, 1999 (Unaudited) and April 30, 1999

         Statement of Operations for the Three and Six-Month Periods Ended October 31, 1999 and 1998 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Six- Month Periods Ended October 31, 1999 and 1998 (Unaudited)

         Statement of Cash Flows for the Six-Month Periods Ended October 31, 1999 and 1998 (Unaudited)

         Notes to Financial Statements as of October 31, 1999 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 1999 and April 30, 1999
--------------------------------------------------------------------------------

                                               (Unaudited)
                                             October 31, 1999    April 30, 1999
                                             ----------------    --------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                  $ 39,405,120       $ 45,426,920
     Securities available for sale                 4,490,791                  -
     Advances to related parties                     265,738            187,646
     Notes receivable, employees
                                                     261,032             92,794
     Inventories                                   2,128,486          1,852,487
     Deferred tax assets                             165,700            160,000
     Other current assets                            119,636            156,484
                                                -------------      -------------

            Total current assets                  46,836,503         47,876,331
                                                -------------      -------------

PROPERTY AND EQUIPMENT
     Yacht                                         3,610,000                  -
     Furniture and equipment                       1,622,760          1,234,438
     Building construction in progress               474,997             33,070
     Software                                        278,795            271,365
     Leasehold improvements                           23,370              6,370
                                                -------------      -------------

                                                   6,009,922          1,545,243

     Less accumulated depreciation and
     Amortization                                    818,972            653,933
                                                -------------      -------------

            Total property and equipment           5,190,950            891,310
                                                -------------      -------------

OTHER ASSETS
     Restricted cash                               4,440,064                  -
     Other                                         1,101,006            230,856
                                                -------------      -------------
            Total other assets                     5,541,070            230,856
                                                -------------      -------------

TOTAL ASSETS                                    $ 57,568,523       $ 48,998,497
                                                =============      =============

   The accompanying notes are an integral part of these financial statements.

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 1999 and April 30, 1999
--------------------------------------------------------------------------------

                                                (Unaudited)
                                              October 31, 1999    April 30, 1999
                                              ----------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt          $     70,000       $    120,000
     Accounts payable - trade                      1,835,278          1,107,633
     Commissions payable                           2,496,625          2,280,902
     Sales tax payable                               834,800            792,438
     Income taxes payable                            394,533          2,062,211
     Other accrued liabilities                       620,496            693,256
     Unearned revenue                              2,558,068          2,259,522
                                                -------------      -------------

         Total current liabilities                 8,809,800          9,315,962
                                                -------------      -------------

LONG TERM DEBT                                             -             10,000
                                                -------------      -------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
     800,000,000 shares authorized;
     19,950,000 shares issued and
     outstanding                                         199                199
     Additional paid-in-capital                       39,801             39,801
     Retained earnings                            48,727,260         39,632,535
     Other comprehensive income
          Unrealized loss on marketable
          securities, net                            (8,537)                  -
                                                -------------      -------------

         Total stockholders' equity               48,758,723         39,672,535
                                                -------------      -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 57,568,523       $ 48,998,497
                                                =============      =============

   The accompanying notes are an integral part of these financial statements.

                                                                              Statement of Operations for the Three and
MARKET AMERICA, INC.                                      Six-Month Periods Ended October 31, 1999 and 1998 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                           Three Month Periods Ended                    Six Month Periods Ended
                                           -------------------------                    -----------------------
                                    October 31, 1999      October 31, 1998     October 31, 1999        October 31, 1998
                                    ----------------      ----------------     ----------------        ----------------
SALES                                  $ 34,794,209         $ 26,657,219         $ 65,622,913            $ 53,755,009

COST OF SALES                             8,624,237            7,075,086           16,633,591              14,012,630
                                       -------------        -------------        -------------           -------------

GROSS PROFIT                             26,169,972           19,582,133           48,989,322              39,742,379
                                       -------------        -------------        -------------           -------------

SELLING EXPENSES
       Commissions                       15,513,512           12,647,815           29,759,911              24,560,773
       Sales tax                              3,088              124,503                6,803                 120,031
                                       -------------        -------------        -------------           -------------
                                         15,516,600           12,772,318           29,766,714              24,680,804
                                       -------------        -------------        -------------           -------------

GENERAL and ADMINISTRATIVE
    EXPENSES
       Salaries                           1,408,405            1,057,900            2,603,959               2,040,090
       Lease expense                        241,930              221,299              502,048                 427,370
       Consulting                           130,791               47,849              216,530                  93,406
       Depreciation & amortization           82,683               51,875              165,039                 102,194
       Other operating expense            1,301,245            1,104,492            2,588,288               2,104,293
                                       -------------        -------------        -------------           -------------
                                          3,165,054            2,483,415            6,075,864               4,767,353
                                       -------------        -------------        -------------           -------------

INCOME FROM OPERATIONS                    7,488,318            4,326,400           13,146,744              10,294,222
                                       -------------        -------------        -------------           -------------

OTHER INCOME (EXPENSE)
       Interest income                      526,927              396,977              915,923                 786,385
       Interest expense                     (6,207)                (832)              (6,224)                (24,298)
       Dividend income                       46,744                    -               71,449                       -
       Realized gain (loss) on
          Available for sale
          securities                        490,340                    -              148,572                       -
       Loss on disposal of assets                 -                    -                    -                 (6,404)
       Miscellaneous                        206,234              252,724              343,001                 414,861
                                       -------------        -------------        -------------           -------------

     Total other income (expense)         1,264,038              648,869            1,472,721               1,170,544
                                       -------------        -------------        -------------           -------------

INCOME BEFORE TAXES                       8,752,356            4,975,269           14,619,465              11,464,766

PROVISION FOR
INCOME TAXES                              3,212,740            1,851,199            5,524,740               4,465,632
                                       -------------        -------------        -------------           -------------

NET INCOME                             $  5,539,616         $  3,124,070         $  9,094,725            $  6,999,134
                                       =============        =============        =============           =============

BASIC EARNINGS PER COMMON SHARE        $       0.28         $       0.16         $       0.46            $       0.35
                                       =============        =============        =============           =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                19,950,000           19,950,000           19,950,000              19,950,000
                                       =============        =============        =============           =============

   The accompanying notes are an integral part of these financial statements.

                                                                 Statement of Changes in Stockholders' Equity for the
                                                                     Six-Month Period Ended October 31, 1999 and 1998
MARKET AMERICA, INC.                                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                       Additional                         Other
                                   Common Stock          Paid-in       Retained       Comprehensive
                                Shares        Amount     Capital       Earnings           Income             Total
                            ---------------------------------------------------------------------------------------------
Balance at
   April 30,1998                 19,950,000      $ 199    $ 39,801      $25,441,510      $       -           $25,481,510

Net Income                                                                6,999,134                            6,999,134
                            ---------------------------------------------------------------------------------------------

Balance at
   October 30,1998               19,950,000      $ 199    $ 39,801      $32,440,644      $       -           $32,480,644
                            =============================================================================================

Balance at
   April 30,1999                 19,950,000      $ 199    $ 39,801      $39,632,535      $       -           $39,672,535

Comprehensive
   Income:

     Unrealized holding
     loss on available for
     sale securities, net
     of deferred tax
     asset of $5,700                                                                       (8,537)               (8,537)

     Net Income                                                           9,094,725                            9,094,725
                                                                                                             ------------

          Total
          Comprehensive
          Income                                                                                               9,086,188
                                                                                                             ------------

                            ---------------------------------------------------------------------------------------------
Balance at
   October 30,1999               19,950,000      $ 199    $ 39,801      $48,727,260      $ (8,537)           $48,758,723
                            =============================================================================================

    The accompanying notes are an integral part of these financial statements

                                                                                  Statement of Cash Flows for the Six-
                                                                         Month Periods Ended October 31, 1999 and 1998
MARKET AMERICA, INC.                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                            October 31, 1999       October 31,1998
                                                                         ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $  9,094,725            $    6,999,134
Adjustments to reconcile net income to net
    cash provided from operating activities:
    Loss on sale of assets                                                                -                     6,404
    Depreciation and amortization                                                   165,039                   102,194
    (Gain) loss on sales of available for sale securities                         (148,572)                         -
    (Increase) decrease in inventories                                            (275,999)                 (271,993)
    (Increase) decrease in other current assets                                      36,848                  (12,123)
    Increase (decrease) in accounts payable                                         727,645                   106,465
    Increase (decrease) in commissions payable                                      215,723                 (744,043)
    Increase (decrease) in sales tax payable                                         42,362                  (69,278)
    Increase (decrease) in income taxes payable                                 (1,667,678)               (2,259,247)
    Increase (decrease) in other accrued liabilities                               (72,760)                  (62,284)
    Increase (decrease) in unearned revenue                                         298,546                    40,650
                                                                               -------------           ---------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       8,415,879                 3,835,879
                                                                               -------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available for sale securities                                  (22,837,806)                         -
    Proceeds from sale of available for sale securities                          18,481,350                         -
    (Increase) decrease in short-term investments                                         -                 7,692,279
    (Increase) decrease in notes receivable, employees                            (168,238)                  (51,411)
    Advances to related parties                                                    (78,092)                  (73,611)
    (Increase) decrease in other assets                                           (870,150)                     1,816
    Increase in restricted cash                                                 (4,440,064)                   (2,625)
    Proceeds from sale of assets                                                          -                    23,286
    Capital expenditures                                                        (4,464,679)                 (261,133)
                                                                               -------------           ---------------

NET CASH PROVIDED FROM
   (USED IN) INVESTING ACTIVITIES                                              (14,377,679)                 7,328,601
                                                                               -------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                          (60,000)                 (110,609)
                                                                               -------------           ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (6,021,800)                11,053,871

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           45,426,920                18,379,127
                                                                               -------------           ---------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                               $ 39,405,120            $   29,432,998
                                                                               =============           ===============

   The accompanying notes are an integral part of these financial statements.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 1999 (Unaudited)
--------------------------------------------------------------------------------

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of October 31, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of October 31, 1999 and 1998 and for the three and six-month periods ended October 31, 1999 and 1998. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and six-month periods ended October 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2000.

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

The third agreement is a 33-year net ground lease for the site on which the Company is currently constructing its new headquarters and warehouse facility in Greensboro, North Carolina. In June 1999, the Company paid $500,000 to the related party for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the related party for the purchase of the land. This loan and the Company's construction loan (see Liquidity and Capital Resources included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section) are cross-collateralized by the land being leased from the related company and by the building improvement to be constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.

The amount of rent expense incurred for the three and six-month periods ended October 31, 1999 was $29,800 and $54,800, respectively, for the real estate in Miami, Florida, $60,000 and $120,000, respectively, for the yacht and $31,998 and $63,992, respectively, for the land in Greensboro, North Carolina. The board of directors has determined that the above agreements are equivalent to market rates. At October 31, 1999 these companies owed the Company $265,738.

During October 1999, the Company agreed to guarantee a future $5.3 million bank loan to a company owned by Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, for the purchase of a facility in Miami, Florida. The Company restricted cash of $2.56 million as future collateral for a bank loan to the related party for the purchase of the facility. The Company plans to begin leasing this facility in December 1999 for direct sales training and education, as well as other corporate functions. The lease terms for this facility are still being negotiated. During October 1999, the Company paid a $420,000 deposit towards the future lease.
                                        8

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with, and available for sale debt securities held by, various financial institutions totaling $48.34 as of October 31, 1999 compared to $45.43 million as of April 30, 1999. The $48.34 million as of October 31, 1999 was comprised of $39.40 million of unrestricted cash, $4.44 million of restricted cash and $4.50 of available for sale securities. The restricted cash consisted of $2.56 million in certificates of deposit, which were restricted for use as collateral for a loan by a financial institution to a related party (see Related Party Transactions in the Notes to Financial Statements) and $1.88 million on deposit with a financial institution for the costs associated with the construction of its new headquarters and warehouse facility in Greensboro, North Carolina. The available for sale debt securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arose.

In June 1999, the Company obtained a construction loan commitment of $2.1 million to be used for the construction of its new headquarters and warehouse facility in Greensboro, North Carolina. The building is being constructed on land leased from a related party and is expected to cost approximately $4.6 million. Upon completion, the Company plans to depreciate the building over the 33-year term of the ground lease. The loan will be repayable over a five-year period following completion of construction and bears interest of 7.625%.

Management believes that the Company's unrestricted cash deposits and expected cash flows from operations will provide sufficient working capital for the remainder of the fiscal year.

The significant decrease in cash provided from (used in) investing activities between the six-month periods ending October 31, 1999 and 1998 is attributed to a decision by management during fiscal 2000 to restrict $4.44 million for the purposes of expanding corporate facilities in both North Carolina and Florida. The Company also expended approximately $4.2 million more on capital expenditures during the first half of fiscal 2000 when compared to the same period in fiscal 1999. The large increase in capital expenditures was due primarily to the purchase of a yacht to be used for direct sales training and education activities. The yacht was purchased to meet the increased demand by the Company's distributors for training and education seminars. During the six-month period ended October 31, 1999, the Company converted $4.5 million of cash into readily marketable debt securities. During the six-month period ended October 31, 1998, management converted $7.7 million of short-term investments to cash.


Results of Operations

The Company's sales continued to grow during the three and six-month periods ended October 31, 1999. Net sales increased 30.5% to $34.8 million from $26.7 million for the quarter ended October 31, 1999 compared to the same period in 1998. Net sales also increased by 22.1% to $65.6 million from $53.8 million for the six-month period ended October 31, 1999 compared to same period in 1998. This growth was a result of the average number of orders received each month increasing by 14.3% during the 1999 period compared to same 1998 period. Management believes that its shift in training focus from product retailing to distributor recruitment partly stimulated the sales growth. The Company is also still receiving the results of retail training done over the past eighteen months. The Company's distributors are retailing more products as evidenced by the Company's revenue from sales aids being at an all time high. The average dollars spent on sales aids per distributor order increased by 28% during 1999 compared to 1998.

Commission expense was $15.5 million and $12.6 million for the three-month periods ended October 31, 1999 and 1998, respectively. Commission expense was $29.8 million and $24.6 million for the six-month periods ended October 31, 1999 and 1998, respectively. Commissions, as a percentage of sales, were 44.6% and 47.5% for the three-month periods ended October 31, 1999 and 1998, respectively, and 45.4% and 45.7% for the six-month periods ended October 31, 1999 and 1998, respectively. Management anticipates that commission expense will range from 43% to 46% of sales during fiscal 2000.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONTINUED


General and administrative expenses were $3.2 million and $2.5 million for the three-month periods ended October 31, 1999 and 1998, respectively, and $6.1 million and $4.8 million for the six-month periods ended October 31, 1999 and 1998, respectively. As a percentage of sales, general and administrative expenses were 9.1% and 9.3% for the three-month periods ended October 31, 1999 and 1998, respectively, and 9.3% and 8.9% for the six-month periods ended October 31, 1999 and 1998, respectively. For the three and six-month periods ended October 31, 1999 and 1998, other general and administrative expenses included the following items:

                                  Three-Months                  Six-Months
                                 Ended October 31,           Ended October 31,
                               1999           1998         1999          1998
                               ----           ----         ----          ----
Legal and
  professional fees         $  402,570     $  340,937   $  771,092    $  656,436
Insurance                      183,557        201,493      464,826       364,616
Other taxes and
  licenses                     132,228        112,086      257,257       270,759
Utilities                       94,435         66,083      180,152       133,254
Other                          488,455        383,893      914,961       679,228
                            ----------     ----------   ----------    ----------
                            $1,301,245     $1,104,492   $2,588,288    $2,104,293
                            ==========     ==========   ==========    ==========

The increase in general and administrative costs as a percentage of sales for the six-month period ended October 31, 1999 is a result of the Company's efforts to expand human resources during the first quarter of the fiscal year to better serve the Company's distributors. The Company had an 18% larger workforce in the current period compared to the same period in 1998. This resulted in increased payroll expenses and employee benefits.

Compared to the 1998 period, the Company incurred larger consulting expenses during both the three and six-month periods ended October 31, 1999. The increased costs were a result of the continued development of customized apparel. Management expects consulting expenses to remain constant throughout the remainder of fiscal 2000.

Management expects legal expenses to decline substantially during the third and fourth quarters of fiscal 2000 as a result of the conclusion of the Securities and Exchange Commission administrative proceeding on May 4, 1999.


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

The Company has upgraded approximately 85% of its core operating systems to be Year 2000 compliant. The Company purchased a test system in order to run test transactions with dates beyond January 1, 2000. This allowed the Company's task force personnel to determine what changes were needed in the current systems. The costs incurred by the Company for the completed upgrades were approximately $31,000, excluding internal costs that the Company does not track. In order to complete the conversion of the remaining 15% of the core operating systems to Y2K compliance, the Company is currently contracting with outside vendors to update the voice response system. Upgrades to this system are in the final stage of implementation. The expected costs of these updates are approximately $5,000. The Company expects that the majority of all necessary upgrades for Y2K compliance will be completed by December 31, 1999.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


Testing on application software will continue into the third quarter of fiscal 2000. Currently, the Company is converting the sales, order entry and credit file applications with the use of internal personnel. During fiscal 1999, the Company upgraded the following software to the current Y2K compliant version: accounting, sales tax and shipping applications. The Company expects the internal conversions and testing of the upgraded application software to be completed and, therefore, Year 2000 compliant by December 31, 1999.

If the Company's systems for commission calculation and payment are not Y2K compliant by December 31, 1999 it could have a material adverse effect on the Company's financial statements. However, the Company has tested these systems and believes they are compliant.

In addition, the Company has requested information regarding Year 2000 compliance plans and current status from 69 of it's most significant vendors and financial institutions. Management has determined that the remaining vendors would not have a significant impact on the Company's operations due to Year 2000 noncompliance. Currently, 60.1% of the parties contacted have responded, with only 19.1% of respondents certifying in writing that they are fully Y2K compliant. At present, the Company is not aware of any significant risk exposure associated with the parties that have not either certified their Y2K compliance or responded. As a result, the Company is unable to predict the impact on its business if such parties are unable to comply. In order to reduce any such impact, the Company has contacted backup vendors for its significant products and may increase inventory levels during the fourth calendar quarter for products which are obtained from vendors who have not certified their Y2K compliance.


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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of the stockholders of the Company was held on August 26, 1999. At the meeting, the Board of Directors as previously reported to the SEC, consisting of James H. Ridinger, Loren A. Ridinger, Dennis J. Franks and Marty Weissman, was unanimously re-elected in its entirety. No other matters were voted on by the stockholders at the meeting.

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


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date: December 15, 1999                     /s/ James H. Ridinger
-----------------------                     -----------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q
                                  EXHIBIT INDEX


Exhibit
Number                                     Identification
-----------                                --------------


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

-------------------------
o        Filed herewith.