Form 10-Q
period 2000-01-31
MARKET AMERICA INC
filed 2000-03-16
CIK 880121

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

                 For the quarterly period ended January 31, 2000

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2000.

                                   19,950,000


================================================================================

PART I


ITEM 1 Statement of Financial Position as of January 31, 2000 (Unaudited) and April 30, 1999

         Statement of Operations for the Three and Nine-Month Periods Ended January 31, 2000 and 1999 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Nine-Month Periods Ended January 31, 2000 and 1999 (Unaudited)

         Statement of Cash Flows for the Nine-Month Periods Ended
         January 31, 2000 and 1999 (Unaudited)

         Notes to Financial Statements as of January 31, 2000 (Unaudited)

                                                            Statement of Financial Position as of
MARKET AMERICA, INC.                                          January 31, 2000 and April 30, 1999
--------------------------------------------------------------------------------------------------

                                                         (Unaudited)
                                                      January 31, 2000           April 30, 1999
                                                     --------------------      -------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 41,265,611             $ 45,426,920
     Securities available for sale                             4,749,811                        -
     Advances to related parties                                 424,616                  187,646
     Notes receivable, employees                                 341,632                   92,794
     Inventories                                               2,401,253                1,852,487
     Deferred tax assets                                         208,525                  160,000

     Other current assets                                        211,717                  156,484
                                                     --------------------      -------------------

            Total current assets                              49,603,165               47,876,331
                                                     --------------------      -------------------

PROPERTY AND EQUIPMENT
     Yacht                                                     3,610,000                        -
     Furniture and equipment                                   2,068,414                1,234,438
     Building construction in progress                         1,204,070                   33,070
     Software                                                    295,484                  271,365
     Leasehold improvements                                      222,073                    6,370
                                                     --------------------      -------------------

                                                               7,400,041                1,545,243
     Less accumulated depreciation and
     Amortization                                                908,783                  653,933
                                                     --------------------      -------------------

            Total property and equipment                       6,491,258                  891,310
                                                     --------------------      -------------------

OTHER ASSETS
     Restricted cash                                           3,638,680                        -
     Other                                                     1,219,781                  230,856
                                                     --------------------      -------------------
            Total other assets                                 4,858,461                  230,856
                                                     --------------------      -------------------

TOTAL ASSETS                                                $ 60,952,884             $ 48,998,497
                                                     ====================      ===================



   The accompanying notes are an integral part of these financial statements.

                                                            Statement of Financial Position as of
MARKET AMERICA, INC.                                          January 31, 2000 and April 30, 1999
--------------------------------------------------------------------------------------------------

                                                         (Unaudited)
                                                      January 31, 2000           April 30, 1999
                                                     --------------------      -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                      $     40,000             $    120,000
     Accounts payable - trade                                  1,446,670                1,107,633
     Commissions payable                                       2,518,885                2,280,902
     Sales tax payable                                           798,287                  792,438
     Income taxes payable                                        265,394                2,062,211
     Other accrued liabilities                                   678,290                  693,256
     Unearned revenue                                          2,911,886                2,259,522
                                                     --------------------      -------------------

         Total current liabilities                             8,659,412                9,315,962
                                                     --------------------      -------------------

LONG TERM DEBT                                                         -                   10,000
                                                     --------------------      -------------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
     800,000,000 shares authorized;
     19,950,000 shares issued and outstanding                        199                      199
     Additional paid-in-capital                                   39,801                   39,801
     Retained earnings                                        52,326,247               39,632,535
     Other comprehensive income
          Unrealized loss on marketable
          securities, net                                       (72,775)                        -
                                                     --------------------      -------------------

         Total stockholders' equity                           52,293,472               39,672,535
                                                     --------------------      -------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 60,952,884             $ 48,998,497
                                                     ====================      ===================



   The accompanying notes are an integral part of these financial statements.

                                                                                        Statement of Operations for the Three and
MARKET AMERICA, INC.                                               Nine-Month Periods Ended January 31, 2000 and 1999 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                Three-Month Periods Ended                     Nine-Month Periods Ended
                                                -------------------------                     ------------------------

                                         January 31, 2000      January 31, 1999      January 31, 2000        January 31, 1999
                                         ----------------      ----------------      ----------------        ----------------

   SALES                                       $ 32,392,382         $ 27,123,874         $ 98,015,294                $ 80,711,996

   COST OF SALES                                  7,984,405            6,376,288           24,617,996                  19,533,078
                                       --------------------- --------------------  -------------------   -------------------------

   GROSS PROFIT                                  24,407,977           20,747,586           73,397,298                  61,178,918
                                       --------------------- --------------------  -------------------   -------------------------

   SELLING EXPENSES
          Commissions                            15,243,384           11,942,982           45,003,295                  36,503,754
          Sales tax                                 (6,822)              253,066                 (18)                     778,121
                                       --------------------- --------------------  -------------------   -------------------------
                                                 15,236,562           12,196,048           45,003,277                  37,281,875
                                       --------------------- --------------------  -------------------   -------------------------

   GENERAL and ADMINISTRATIVE
   EXPENSES
          Salaries                                1,778,152            1,392,763            4,382,111                   3,432,853
          Lease expense                             446,779              267,586              948,827                     663,553
          Consulting                                106,749               69,473              323,279                     167,041
          Depreciation & amortization                89,811               51,750              254,850                     153,944
          Other operating expense                 1,460,967            1,147,432            4,049,254                   3,457,156
                                       --------------------- --------------------  -------------------   -------------------------
                                                  3,882,458            2,929,004            9,958,321                   7,874,547
                                       --------------------- --------------------  -------------------   -------------------------

   INCOME FROM OPERATIONS                         5,288,957            5,622,534           18,435,700                  16,022,496
                                       --------------------- --------------------  -------------------   -------------------------

   OTHER INCOME (EXPENSE)
          Interest income                           703,413              496,778            1,619,336                   1,283,163
          Interest expense                        (136,298)                 (39)            (142,522)                    (24,337)
          Dividend income                                 -                    -               71,449                           -
          Realized gain (loss) on
             Available for sale securities          (4,844)                    -              143,728                           -
          Loss on disposal of assets                      -              (2,133)                    -                     (8,537)
          Miscellaneous                             213,621              155,364              556,622                     538,605
                                       --------------------- --------------------  -------------------   -------------------------

        Total other income (expense)                775,892              649,970            2,248,613                   1,788,894
                                       --------------------- --------------------  -------------------   -------------------------

   INCOME BEFORE TAXES                            6,064,849            6,272,504           20,684,313                  17,811,390

   PROVISION FOR
   INCOME TAXES                                   2,465,861            2,708,348            7,990,601                   7,248,101
                                       --------------------- --------------------  -------------------   -------------------------

   NET INCOME                                  $  3,598,988         $  3,564,156         $ 12,693,712                $ 10,563,289
                                       ===================== ====================  ===================   =========================

   BASIC EARNINGS PER
   COMMON SHARE                                $       0.18         $       0.18         $       0.64                $       0.53
                                       ===================== ====================  ===================   =========================

   WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                  19,950,000           19,950,000           19,950,000                  19,950,000
                                       ===================== ====================  ===================   =========================


   The accompanying notes are an integral part of these financial statements.

                                                                    Statement of Changes in Stockholders' Equity for the
                                                                      Nine-Month Periods Ended January 31, 2000 and 1999
MARKET AMERICA, INC.                                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                       Additional                         Other
                                   Common Stock          Paid-in       Retained       Comprehensive
                                Shares        Amount     Capital       Earnings           Income             Total
                            ---------------------------------------------------------------------------------------------

Balance at
   April 30, 1998                19,950,000      $ 199    $ 39,801      $25,441,510         $        -       $25,481,510

Net Income                                                               10,563,289                           10,563,289
                            ---------------------------------------------------------------------------------------------

Balance at
   January 31, 1999              19,950,000      $ 199    $ 39,801      $36,004,799         $        -       $36,044,799
                            =============================================================================================

Balance at
   April 30, 1999                19,950,000      $ 199    $ 39,801      $39,632,535         $        -       $39,672,535

Comprehensive
   Income:

     Unrealized holding
     gain on available for
     sale securities, net
     of deferred tax of
     $8,973                                                                  13,462                               13,462

     Reclassification
     adjustment for gains
     realized in net
     income, net of
     deferred taxes of
     $57,491                                                               (86,237)                             (86,237)

     Net Income                                                          12,693,712                           12,693,712
                                                                                                       ------------------

          Total
          Comprehensive
          Income                                                                                              12,620,937
                                                                                                       ------------------

                            ---------------------------------------------------------------------------------------------
Balance at
   January 31, 2000              19,950,000      $ 199    $ 39,801      $52,326,247         $ (72,775)       $52,293,472
                            =============================================================================================


   The accompanying notes are an integral part of these financial statements

                                                                                Statement of Cash Flows for the Nine-
                                                                        Month Periods Ended January 31, 2000 and 1999
MARKET AMERICA, INC.                                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                            January 31, 2000       January 31,1999
                                                                         ---------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $ 12,693,712            $   10,563,289
Adjustments to reconcile net income to net
    cash provided from operating activities:
    Loss on sale of assets                                                                -                     8,537
    Depreciation and amortization                                                   254,850                   153,944
    (Gain) loss on sales of available for sale securities                         (143,728)                         -
    (Increase) decrease in inventories                                            (548,766)                 (257,877)
    (Increase) decrease in other current assets                                    (55,233)                 (164,983)
    Increase (decrease) in accounts payable                                         339,037                   620,152
    Increase (decrease) in commissions payable                                      237,983                 (828,856)
    Increase (decrease) in sales tax payable                                          5,849                  (67,216)
    Increase (decrease) in income taxes payable                                 (1,796,817)               (2,195,899)
    Increase (decrease) in other accrued liabilities                               (14,966)                    39,273
    Increase (decrease) in unearned revenue                                         652,364                    97,175
                                                                         -------------------    ----------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                      11,624,285                 7,967,539
                                                                         -------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available for sale securities                                  (39,848,579)                         -
    Proceeds from sale of available for sale securities                          35,121,196                         -
    (Increase) decrease in short-term investments                                         -                 4,770,353
    (Increase) decrease in notes receivable, employees                            (248,838)                 (159,067)
    Advances to related parties                                                   (236,970)                 (182,500)
    (Increase) decrease in other assets                                           (988,925)                     1,816
    Increase in restricted cash                                                 (3,638,680)                   (3,425)
    Proceeds from sale of equipment                                                       -                    25,093
    Capital expenditures                                                        (5,854,798)                 (293,120)
                                                                         -------------------    ----------------------

NET CASH PROVIDED FROM
   (USED IN) INVESTING ACTIVITIES                                              (15,695,594)                 4,159,150
                                                                         -------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                          (90,000)                 (156,791)
                                                                         -------------------    ----------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (4,161,309)                11,969,898

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           45,426,920                18,379,127
                                                                         -------------------    ----------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                               $ 41,265,611            $   30,349,025
                                                                         ===================    ======================


   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                January 31, 2000 (Unaudited)
--------------------------------------------------------------------------------


Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of January 31, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of January 31, 2000 and 1999 and for the three and nine-month periods ended January 31, 2000 and 1999. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended January 31, 2000 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2000.

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

The third agreement is a 33-year net ground lease for the site on which the Company is currently constructing its new headquarters and warehouse facility in Greensboro, North Carolina. In June 1999, the Company paid $500,000 to the related party for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the related party used for the purchase of the land. This loan and the Company's construction loan (see Liquidity and Capital Resources included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section) are cross-collateralized by the land being leased from the related company and by the building improvement being constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.

The amount of rent expense incurred for the three and nine-month periods ended January 31, 2000 was $70,600 and $233,400, respectively, for the real estate in Miami, Florida, $60,000 and $180,000, respectively, for the yacht and $31,998 and $95,990, respectively, for the land in Greensboro, North Carolina. The board of directors has determined that the above agreements are equivalent to market rates. At January 31, 2000 these companies owed the Company $424,616.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                January 31, 2000 (Unaudited)
--------------------------------------------------------------------------------


Related Party Transactions - continued

During November 1999, the Company guaranteed a $5.3 million 5-year bank loan to a company owned by Mr. & Mrs. James H. Ridinger, officers and major stockholders of the Company, for the purchase of real estate in Miami, Florida. The Company has restricted cash of $2.60 million as collateral under the guaranteed loan. The Company began leasing a major portion of this property in December 1999 for direct sales training and education, as well as other corporate functions. The Company paid $120,000 of rent expense towards the lease during the quarter ended January 31, 2000. The Company has paid a $600,000 damage deposit towards the expected final lease agreement. During the quarter ended January 31, 2000, the Company spent $198,703 on leasehold improvements to this property. The board of directors has authorized expenditure of Company funds for the lease of the property and completion of necessary leasehold improvements for the Company's use of the property pending agreement on final lease terms based on a commitment from the owners that, upon completion of the improvements or beforehand, lease terms meeting an arm's length standard will be agreed upon.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available for sales debt securities totaling $49.65 as of January 31, 2000 compared to $45.43 million as of April 30, 1999. The $49.65 million as of January 31, 2000 was comprised of $41.26 million of unrestricted cash, $3.64 million of restricted cash and $4.75 million of available for sale securities. The restricted cash consisted of $2.60 million in certificates of deposit, which were restricted for use as collateral for a loan by a financial institution to a related party (see Related Party Transactions in the Notes to Financial Statements) and $1.04 million on deposit with a financial institution for the costs associated with the construction of its new headquarters and warehouse facility in Greensboro, North Carolina. The available for sale debt securities, which consist of obligations of the US Treasury and governmental agencies, were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arises.

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

The significant decrease in cash provided from (used in) investing activities between the nine-month periods ending January 31, 2000 and 1999 is attributed to a decision by management during fiscal 2000 to restrict $3.64 million for the purposes of expanding corporate facilities in both North Carolina and Florida. The Company also expended approximately $5.6 million more on capital expenditures during the fiscal 2000 period when compared to the same period in fiscal 1999. The large increase in capital expenditures was due primarily to the purchase of a yacht to be used for direct sales training and education activities. The yacht was purchased to meet the increased demand by the Company's distributors for training and education seminars. In addition, the Company expended approximately $1.2 million towards the construction of corporate facilities in Greensboro, North Carolina. During the nine-month period ended January 31, 2000, the Company converted approximately $4.7 million of cash into readily marketable debt securities. During the nine-month period ended January 31, 1999, management converted $4.8 million of short-term investments to cash.


Results of Operations

The Company's sales continued to grow during the three and nine-month periods ended January 31, 2000. Net sales increased 19.4% to $32.4 million from $27.1 million for the quarter ended January 31, 2000 compared to the same period in 1999. Net sales also increased by 21.4% to $98.0 million from $80.7 million for the nine-month period ended January 31, 2000 compared to same period in 1999. This growth was a result of the average number of orders received each month increasing by 13.2% during the 2000 period compared to same 1999 period. Management believes that its shift in training focus from product retailing to distributor recruitment partly stimulated the sales growth. The Company is also still receiving the benefits of retail training performed during fiscal 1999 and the first six months of fiscal 2000. The Company's distributors are retailing more products as evidenced by the Company's revenue from sales aids being at an all time high. The average dollars spent on sales aids per distributor order in fiscal 2000 increased by 30% compared to the same fiscal 1999 period.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Commission expense was $15.2 million and $11.9 million for the three-month periods ended January 31, 2000 and 1999, respectively. Commission expense was $45.0 million and $36.5 million for the nine-month periods ended January 31, 2000 and 1999, respectively. Commissions, as a percentage of sales, were 47.1% and 44.0% for the three-month periods ended January 31, 2000 and 1999, respectively, and 45.9% and 45.2% for the nine-month periods ended January 31, 2000 and 1999, respectively. The Company is reviewing whether the increase in commissions as a percentage of sales in the third quarter was an aberration or part of a trend. Management anticipates that commission expense will range from 43% to 46% of sales during the last quarter of fiscal 2000.

General and administrative expenses were $3.9 million and $2.9 million for the three-month periods ended January 31, 2000 and 1999, respectively, and $10.0 million and $7.9 million for the nine-month periods ended January 31, 2000 and 1999, respectively. As a percentage of sales, general and administrative expenses were 12.0% and 10.8% for the three-month periods ended January 31, 2000 and 1999, respectively, and 10.2% and 9.8% for the nine-month periods ended January 31, 2000 and 1999, respectively. The Company incurred larger leasing expense during both the three and nine-month periods ended January 31, 2000 compared to the same fiscal 1999 periods. The increased costs are a result of management's decision to lease a larger facility in Miami, Florida in order to meet the increasing demand for Company management in the area for distributor training events. The Company began leasing this facility in December 1999 but has not permanently occupied the facility as of January 31, 2000 due to significant renovations being required to meet the Company's needs. The final terms of this lease will not be finalized until such renovations have been completed.

For the three and nine-month periods ended January 31, 2000 and 1999, other general and administrative expenses included the following items:


                                    Three-Months               Nine-Months
                                  Ended January 31,         Ended January 31,
                                 2000         1999         2000          1999
                              ----------  ----------    ----------    ----------
Legal and professional fees   $  265,273  $  280,788    $1,036,365    $  937,115
Insurance                         60,895     134,410       525,721       499,026
Other taxes and licenses         207,778     130,126       465,035       400,884
Utilities                         56,416      99,188       236,568       232,442
Other                            870,605     502,920     1,785,565     1,387,689
                              ----------  ----------    ----------    ----------
                              $1,460,967  $1,147,432    $4,049,254    $3,457,156
                              ==========  ==========    ==========    ==========




Year 2000 Issue

The Year 2000 (Y2K) issue stems from the use of two digits rather than four to define calendar dates. By using two digit dates, systems may fail or make miscalculations due to their inability to distinguish dates in the 1900s from dates in the 2000s.

The Company has not experienced any significant problems due to the Y2K issue since December 31, 1999. The Company is unaware of any significant problems which major suppliers or financial institutions may have experienced. The Company will continue to monitor major vendors and financial institutions for Y2K issues during the remainder of fiscal 2000.

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


                              MARKET AMERICA, INC.
                              (Registrant)




Date: March 16, 2000                        /s/ James H. Ridinger
------------------------------              ------------------------------------
                                            James H. Ridinger, President and CEO
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q
                                  EXHIBIT INDEX




 Exhibit
  Number                                  Identification
 --------                                 --------------

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

-------------------------
*  Filed herewith.