Form 10-K405
period 2000-04-30
MARKET AMERICA INC
filed 2000-07-28
CIK 880121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000
                         Commission File No. 000-23250

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


   1302 Pleasant Ridge Road
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

Check if the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates (based on the July 26, 2000 closing sale price of $4.13) was $14,669,944 million. The Common Stock is traded over-the-counter and quoted through the OTC Bulletin Board. As of July 26, 2000, 19,450,000 shares of the Common Stock were outstanding.

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held September 13, 2000, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

================================================================================

PART I

Item 1.  Business

Introduction

Market America is an eight-year-old marketing and distribution company. The Company has taken the attributes of traditional franchising and network distribution systems and combined them into a unique marketing plan, referred to as The UnFranchise(R). The UnFranchise(R) combines the one-to-one marketing concepts of direct selling with the systemization concepts of franchising.

Market America, Inc. sells an assortment of consumer-oriented products and services, including customized apparel, automotive lubricants, enzyme-activated cleaning and soil conditioning products, biologically activated hydrocarbon remediation products, water filters, household cleaning products, gourmet coffee, flower arrangements, dietary and nutritional supplements, vitamins, photographic services, personal protection devices, jewelry, a full line of custom-blended cosmetics, a separate line of cosmetics developed especially for teenagers, personal care products including skin and hair care products and bath products, personal development products and various marketing support materials. The Company operates through a network of approximately 81,000 independent distributors.

The Company has positioned itself as a leader in a relatively new distribution trend, the mass customization of products and services. Mass customization refers to utilizing information and technology to produce high volumes of customized or differentiated products at an affordable cost to the end consumer. The Company has thus far introduced its customized Motives(TM) cosmetics line and a customized gourmet food line.

The Company's principal executive offices and national distribution center are located at 1302 Pleasant Ridge Road, Greensboro, North Carolina 27409. The telephone number at that address is (336) 605-0040.


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

In the last three fiscal years, the only product or class of similar products or services whose sales exceeded 10% of the Company's gross revenue was OPC-3, or Oligomeric Proanthocyanidins, which represented 31.2% of gross revenue during the fiscal year ended April 30, 2000. During the years ended April 30, 1999 and 1998, OPC-3 constituted 30.6% and 34.2%, respectively, of gross revenue.

As a product brokerage company, the Company does not engage in manufacturing activities. All products sold by the Company are purchased from unrelated suppliers. Virtually, all of the Company's products are sold under trade names that are exclusive to the Company under contracts that protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. One supplier, Purity Technologies Inc. (formerly Isotonix Corporation), a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3, that accounted for 46.0% of the Company's gross sales in fiscal year 2000, 44.0% in fiscal year 1999 and 49.3% in fiscal year 1998, under a contract dating from 1993. In order to reduce the risk of reliance on a single manufacturer, the Company is continually in the process of identifying alternative sources for its products.

Marketing

Sales of the Company's products are primarily dependent upon the efforts of the Company's independent distributors and preferred customers. Distributor growth is important to continued success in the direct selling industry. The Company had 81,379, 64,883 and 59,298 active distributors at April 30, 2000, 1999 and 1998, respectively. In order to qualify as an "active" distributor, individuals must meet certain sales, reporting and management requirements. Management expects the number of active distributors to continue to grow as the Company's product lines expand and as distributor recruitment increases.

The Company believes its distributor compensation plan is one of the most financially rewarding in the direct selling industry. Distributor commissions are calculated and paid weekly based on "business volume", which is a cumulative measure of distributor or wholesale cost of goods purchased and sold by distributors. Commissions are the Company's most significant expense and represent approximately 44.56%, 45.03% and 44.63% of net sales volume for the years ended April 30, 2000, 1999 and 1998, respectively. Management believes distributor commissions as a percent of net sales will remain relatively constant for the year ending April 30, 2001.

The Company's product return policy allows retail customers to return product to a distributor and receive a full cash refund within three business days. The Company reimburses any distributor who then provides proper documentation and the returned product within thirty days.

The Company will refund the costs of returned marketable and unused products by a distributor within one year of purchase, less a 10% restocking fee.

The Company, upon receipt of proper documentation from the distributor, will replace product that was damaged during shipment. Returns of marketable and unused products have not been significant each of the past three fiscal years.


New Product Status

Market America continually searches for new, innovative, market driven products and services. The Product Development Department carefully follows market trends, as well as new published research available through select trade journals. Market America also obtains valuable product information from its substantial network of contacts around the world, including manufacturers, scientific authorities, field representatives, and the Direct Selling Association. Using a systemized approach, the management team reviews information and selects new products and services over a pre-determined period of time to meet sensitive timelines. Standards for product selection include guidelines for optimal levels of inventory for maximum results from a new product launch.

Market America expects to continue to develop its health and nutrition product line, adding products to enhance lifestyle and longevity. During fiscal 2000, the Company began selling Glucosatrin, a nutritional approach to healthy joints and cartilage, which accounted for approximately $3.3 million in sales.

Market America is completing its third year in the product development of made-to-measure clothing. Leveraging its large contingent of independent contractors and customer relationships, the Company plans to be able to implement its One-to-One Marketing philosophies to offer mass customization of men's and women's casual and dress trousers. This project continues to improve and is nearing completion of its final test phases. Successful implementation will provide Market America entry into a billion-dollar market place. This product has been pursued through the support of the Textile Industry's Research and Development Center and the Textile Clothing Technology Company. The Company is also in the beginning stages of customized shoes and vitamin products.

During fiscal 2000, Market America formed an Internet Advisory Board (IAB), comprised of seven experts in the Internet field, for the purpose of advising and developing an Internet site which would enhance distributors' business opportunities. In February 2000, Phase I was completed and launched. Phase I was comprised primarily of a new corporate web site, a distributor locator system, and custom web sites for distributors. The distributor locator system and the custom web pages provide web surfers with the ability to search for and order from distributors who have purchased a locator listing and custom web page from the Company. Sales of the distributor locator listings accounted for approximately $136,000 in fiscal 2000. The custom web sites, presently numbering in excess of 3,000, are dynamically generated and are designed to allow distributors the ability to create and modify their own personal Market America web site. Sales of custom web sites approximated $245,000 for fiscal 2000. Phase II, scheduled for launch in August 2000, will add e-commerce capabilities to the custom web sites and Market America's web site.


Backlog

The Company typically ships products within 24 hours after the receipt of the order. As of April 30, 2000, there was no significant backlog.


Employees

At April 30, 2000 the Company employed 212 persons at its Greensboro, North Carolina corporate headquarters and distribution center and 11 persons at its Miami, Florida location. Unions do not represent any of the Company's employees. The Company believes that its employee relations are satisfactory.


Seasonality

The Company's revenues and business operations have not experienced significant seasonal fluctuations, and management does not expect this to be a concern in the future.


Trademarks, Patents and Proprietary Information

"Market America, Inc." and "Market America's Mall without Walls" are registered as the Company's service marks. The Company has also obtained registered trademarks for "The Unfranchise," a name it uses to designate its marketing system. The Company also has various registered product trademarks, including its "Motives" customized cosmetics, "Thermochrome 5000" nutritional supplement, "Royal Spa" personal care products, "Ultimate Aloe" nutritional supplements and personal care products, "Mineral Blast" nutritional supplement and "Clear Shield" and "Vitashield" skin care products. The Company holds no patents.
The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company also seeks to protect its official literature by means of copyright protection. The Company aggressively pursues anyone who violates its proprietary rights and distributor non-competition and non-solicitation contractual provisions. Litigating risks always exist in the protection of such rights. The Company also believes that such factors as innovation, expertise and market responsiveness are of equal importance with the legal protections described above.


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

The Company believes that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Nature's Sunshine Products, Inc., Nu Skin International Inc., Herbalife International Inc., Shaklee Corporation and Usana Inc. The Company believes there are other manufacturers of competing product lines that may or will launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by such increased competition.


Government Regulation and Compliance with Environmental Laws

As a distributor without any manufacturing processes, the Company has avoided material capital expenditures to comply with Federal, state, or local environmental laws. The Company does not expect this to change in the foreseeable future.

As a product broker and distributor of consumer durable goods, the Company and its products are subject to extensive government regulations. The Food and Drug Administration, Federal Trade Commission, Environmental Protection Agency, and Consumer Product Safety Commission are a few of the governmental agencies responsible for regulating and monitoring the Company's products. Product labeling, distribution, packaging, advertising, and content are all subject to intense laws and regulations. The Company believes it is in substantial compliance with all laws and regulations, but there is no assurance that legislation or regulations adopted in the future will not adversely affect the Company's operations.

Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants into the scheme. Often such schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in the organizations themselves or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system.

The Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws could have an adverse effect on the Company in a particular market or in general. The Company monitors the activities of its distributors through its national meeting and training seminar system, in accordance with the management and supervisory responsibilities of its higher level distributors, certified trainers and advisory council members. Through such efforts the Company seeks to minimize the possibility of unauthorized conduct by any distributor.

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

Markets

The Company's primary markets have been in the United States, Canada, and most U.S. possessions. Approximately 5.7%, 3.7% and 2.6% of the Company's sales in fiscal 2000, 1999 and 1998, respectively, were outside the United States.

Management intends on making several trips to Australia and the Pacific Rim during the second and third quarters of fiscal 2001 in order to determine the feasibility of opening operations in these areas. If business factors are favorable, the Company could begin operations in these areas during the fourth quarter of fiscal 2001.


Risk Factors

Important factors that may cause results of the Company's operations to differ from expectations include the following:

Increased Government Regulation and Changes in Government Regulations. Any of the government agencies that regulate aspects of the Company's operations and products could enact new rules that prohibit the sale or distribution of Company products or require changes in operating practices which could have a material adverse effect on the sales and results of operations of the Company. The Company is not aware of any pending legislation or any other regulatory changes that would have a material effect on the Company.

Product Liability. By acting as a product broker and distributor of consumer durable goods, the Company is subject to the risk of product liability claims. To protect itself from these possible claims, the Company maintains product liability insurance at a level consistent with responsible industry practices. To date, the Company has paid no product liability claims and its insurers have paid only two immaterial claims submitted by the Company. Management believes that the Company's stringent supplier selection process and substantial insurance coverage shields the Company from exposure to a materially adverse product liability judgment.

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

Risk of Distributor Defections. Large-scale distributor defections have been common in the direct sales industry. The recruitment and retention of independent distributors is vital to the long-term success of the Company. Management devotes considerable time and effort to the marketing of the Company's marketing plan and products. The Company's annual convention, leadership school, moving up seminars, and various sales tapes and videos are marketing tools utilized by the Company. None of these things, however, can provide full assurance that current distributors will not leave the business.

Reliance on Key Manufacturers. Due to the unique nature of several of the Company's products, the Company relies upon exclusive manufacturing arrangements. There will always be a risk of unexpected contingencies affecting these manufacturers which could adversely affect the Company. The Company continues to pursue arrangements to minimize these risks.


Forward-Looking Information

Statements in this report concerning the Company's business outlook for future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, decreases in sales volume or number of distributors, unfavorable regulatory action, loss of key personnel, loss of key suppliers and general economic conditions.


Item 2.  Properties

During the year ended April 30, 2000, the Company leased a 40,000 square foot building, in Greensboro, North Carolina. The lease covering this property was terminated without penalty on July 10, 2000 when the Company moved into the new corporate office and distribution center it had been constructing since the summer of 1999. The new 102,000 square foot building in Greensboro, North Carolina serves as the Company's headquarters and primary distribution center. Management believes that this facility will meet the Company's needs for office and distribution space for the foreseeable future. The Company has a five-year $2.1 million mortgage with a fixed interest rate of 7.625%. The loan requires monthly payments, including interest, of approximately $20,000 for fifty-nine months with all remaining principal and interest due on the sixty month from loan inception.

In addition, the Company leases a 6,000 square foot warehouse in Brampton, Ontario for distribution of products to Canadian distributors. The lease agreement requires a $3,200 monthly payment in US dollars and expires on November 25, 2001.

The Company also leases office and meeting space in Miami, Florida for use in direct sales training and education as well as other corporate functions. The lease agreement is for twenty years and requires a $60,000 monthly payment. The lease is renewable for an additional twenty-year period. The Company is committed to construct a $1.85 million training and meeting facility on the leased property in order to provide additional space for distributor events and corporate meetings.


Item 3.  Legal Proceedings

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

PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market under the symbol MARK. Quotations are published through the OTC Bulletin Board. The following information reflects the actual reported range of high and low bid quotations for the Company's common stock for each quarter within the fiscal years ended April 30, 2000 and 1999 and as of a recent date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              Year Ending                  Year Ending
                             April 30, 2000               April 30, 1999
                           -------------------          ------------------
                            High        Low              High         Low
                           --------   --------          --------     -----

First Quarter              $10        $3-7/8            $7           $4-1/2
Second Quarter               6-7/8     4-15/16           5-3/16       3-13/16
Third Quarter                5-9/16    4-1/2             4-1/2        3
Fourth Quarter               5         3-3/4             4-1/2        3-5/8

The closing sale price for the Company's common stock on July 25, 2000 was $4.19. As of that date, there were 460 holders of record of the Company's common stock. The Company has never declared or paid any dividends on its Common Stock since its inception. Management has no plans to declare any dividends in the near future but may re-evaluate the Company's dividend policy as various factors change.

Item 6.     Selected Financial Data


Income Statement Data:

                              --------------------------Year Ended April 30,--------------------------

                                   2000          1999           1998           1997            1996
                              ------------------------------------------------------------------------
Operating Revenues            $135,965,263   $110,347,824   $ 87,531,005   $ 66,281,671   $ 42,479,911

Income from Operations          25,894,708     21,076,766     17,339,402     13,276,101      8,220,599

Income before Income Taxes      28,846,046     23,585,650     18,783,209     14,275,790      8,505,110

Net Income                      17,790,922     14,191,025     10,840,540      8,471,221      5,153,227

Net Income Per Common Share           0.89           0.71           0.54           0.43           0.26

Balance Sheet Data:


                           --------------------------Year Ended April 30,--------------------------

                                2000          1999           1998           1997            1996
                           ------------------------------------------------------------------------
Working Capital            $43,858,428    $38,560,369    $24,496,643    $14,172,686    $ 5,751,385

Inventories                  2,430,734      1,852,487      1,468,321      1,244,586      1,020,117

Total Assets                69,765,464     48,998,497     33,584,430     21,691,428     12,238,284

Current Ratio                      4.4            5.1            4.1            3.1              2

Quick Ratio                        4.2            4.8            3.9            2.9            1.8

Long-Term Debt                 755,214         10,000        164,315        281,707        324,355

Shareholders' Equity        56,279,152     39,672,535     25,481,510     14,640,970      6,169,749

Return on
Shareholders' Equity (1)          37.1%          43.6%          54.0%          81.4%         143.4%


(1) Net income divided by average shareholders' equity.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The following table summarizes the Company's operating results for the three most recent fiscal years. All amounts are in millions of dollars, except for the earnings per share data.

Fiscal Year Ended                  April 30, 2000          April 30, 1999           April 30, 1998
                                 -------------------     --------------------     ---------------------
Sales Revenue                    $  136.0        100%    $  110.3         100%    $  87.5          100%

Cost of Sales                        34.0       25.0%        28.1        25.4%       21.1         24.2%
                                 --------------------    ---------------------    ---------------------
  Gross Profit                      102.0       75.0%        82.3        74.6%       66.4         75.8%

Selling Expenses:

Commissions                          60.6       44.6%        49.7        45.0%       39.1         44.6%
Sales Tax                             0.2        0.1%         0.4         0.3%        2.0          2.3%
                                 --------------------    ---------------------    ---------------------
     Total Selling Expenses          60.8       44.7%        50.1        45.4%       41.1         46.9%

General and Administrative
     Expenses:

Salaries                              6.9        5.1%         5.1         4.6%        4.0          4.6%
Professional fees                     1.2        0.9%         1.3         1.2%        0.8          0.9%
Rent expense                          1.4        1.0%         0.9         0.9%        0.7          0.8%
Insurance                             0.8        0.6%         0.6         0.6%        0.4          0.5%
Other taxes and licenses              0.6        0.4%         0.5         0.4%        0.4          0.4%
Utilities                             0.4        0.3%         0.3         0.3%        0.2          0.3%
Consulting                            0.8        0.6%         0.3         0.2%        0.1          0.1%
Depreciation and
   Amortization                       0.4        0.3%         0.2         0.2%        0.2          0.2%
Other Operating Expense               2.8        2.1%         1.9         1.7%        1.2          1.3%
                                 --------------------    ---------------------    ---------------------

Total General and
Administrative Expenses              15.3       11.3%        11.1        10.1%        8.0          9.1%
                                 --------------------    ---------------------    ---------------------

Income From Operations               25.9       19.0%        21.1        19.1%       17.3         19.8%

Other Income (Expense)                2.9        2.2%         2.5         2.3%        1.4          1.7%
                                 --------------------    ---------------------    ---------------------

Income before Income Taxes           28.8       21.2%        23.6        21.4%       18.8         21.5%
Income Taxes                         11.0        8.1%         9.4         8.5%        8.0          9.1%
                                 --------------------    ---------------------    ---------------------

Net Income                       $   17.8       13.1%    $   14.2        12.9%    $  10.8         12.4%
                                 --------------------    ---------------------    ---------------------

Earnings per common share        $   0.89                $   0.71                 $  0.54
                                 --------                --------                 -------


Sales revenue increased for the eighth consecutive year. For the years ended April 30, 2000, 1999 and 1998, sales were $136.0, $110.3 and $87.5 million, respectively. This represents a $22.8 million (26.1%) sales growth from 1998 to 1999 and a $25.7 million (23.3%) sales growth from 1999 to 2000. The growth in sales during fiscal 2000 and 1999 can be attributed to growth in the number of average orders per month and the average dollar amount per order.

The Company's focus on recruitment resulted in a 25.4% growth of distributors, which was responsible for a 10.4% increase in the number of average orders per month in fiscal 2000 or approximately $11.2 million of additional sales revenue. The Company's focus on training distributors to retail product resulted in a 14.0% increase in the number of average orders per month during fiscal 1999 or approximately $13.2 million of additional sales revenue.

In addition, the Company's increased emphasis over the past two years on "One-to-One marketing", which allows distributors to emphasize products to their customers based on the customer's wants and needs, has created better relationships between distributors and their customers resulting in an increased average dollar amount per order. The average dollar amount per sales order increased by 11.0% and 10.6% during fiscal 2000 and 1999, respectively. These increases resulted in approximately $13.2 million and $9.6 million of additional sales revenue during the years ended April 30, 2000 and 1999, respectively.

Cost of goods sold as a percentage of revenue was 25.0%, 25.4% and 24.2% for fiscal years ending April 30, 2000, 1999 and 1998, respectively. The increase in cost of goods sold as a percentage of sales from fiscal 1998 to 1999 was mainly due to marginal increases in shipping costs and credit card processing fees.

Commissions remained relatively constant as a percentage of sales during the most recent three fiscal years. As a percentage of sales, commissions were 44.6% and 45.0% and 44.6% for the years ended April 30, 2000, 1999 and 1998, respectively. Management anticipates that commission expense will range from 43% to 46% during fiscal 2001.

Sales tax expense totaled $212,821, $358,741 and $1,985,462 during the years ended April 30, 2000, 1999 and 1998, respectively. The significant decrease from 1998 to 1999 was the result of an agreement reached in 1998 with the North Carolina Department of Revenue whereby North Carolina agreed not to seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This encouraged the Company to initiate voluntary remission of prior sales taxes to applicable states and resulted in substantial payments of tax to those states. During the fiscal year ended April 30, 1998, the Company paid approximately $1,416,000 in prior year sales taxes. Management believes that these payments and the sales tax liabilities provided for in the April 30, 2000 balance sheet substantially cover all past taxes due.

Salary expense was $6.9 million in fiscal 2000, a 35.3% increase from $5.1 million in fiscal 1999. Fiscal 1999 increased by 27.5% from $4.0 million in fiscal 1998. As a percentage of sales, salary expense was 5.1% for fiscal 2000 and constant at 4.6% during 1999 and 1998. The increase in fiscal 2000 was a result of a commitment by management to improve human resources within the Company to better serve the needs of the Company's distributors. The Company also paid approximately $1.7 million in bonuses for fiscal 2000. Management expects salary expense to remain at approximately 5% of sales in fiscal 2001.

Professional fees incurred during the years ended April 30, 2000, 1999 and 1998 were $1,241,117, $1,305,221 and $782,969, respectively. The increase in professional fees from 1998 to 1999 was primarily due to legal fees incurred relating to the Securities and Exchange Commission (SEC) investigation of the Company and certain individuals associated with the Company. Management expects the costs of professional fees to remain consistent with fiscal 2000 during fiscal 2001.

The Company incurred rent expense of $1,380,351, $995,994 and $695,507 during the years ended April 30, 2000, 1999 and 1998, respectively. Rent expense increased during fiscal 2000 due to the expansion of office and training facilities in Miami, Florida. Increased use of the Company's Miami office and meeting facility resulted in the expense increase for fiscal 1999 compared to fiscal 1998. In addition, during fiscal 1999 the Company began leasing land on which the Company's new corporate headquarters and distribution facility is located in Greensboro, North Carolina. The Company expects lease expense to remain consistent with fiscal 2000 during fiscal 2001.

Insurance expense was $844,534 in 2000, $626,108 in 1999 and $429,468 in 1998.
The increase in fiscal 2000 from the previous year was due to higher general liability and property insurance resulting from the expanded corporate facilities in Miami, Florida. The increase in fiscal 1999 over fiscal 1998 was a result of the increase in the number of employees, the rising costs of health care and upgrades to the Company's health insurance plan. Management expects insurance expense to increase in fiscal 2001 by $60,000 as a result of the completion of the new corporate headquarters and distribution facility in Greensboro, North Carolina and the expansion of facilities in Miami, Florida to be completed by the end of fiscal 2001.

Other taxes and licenses incurred by the Company during the years ended April 30, 2000, 1999 and 1998 were $624,634, $458,155 and $386,779, respectively. The primary cause of the increase in this line item over the past two fiscal years is a result of the Company incurring larger payroll tax burdens due to 33% growth in the number of employees over the past two fiscal years. The Company has also incurred larger property taxes due to the expansion of corporate facilities in both Greensboro, North Carolina and Miami, Florida.

Consulting expenses were $819,128, $266,154 and $124,211 for the years ended April 30, 2000, 1999 and 1998 respectively. In fiscal 2000, the Company incurred consulting fees relating to renovations of the leased corporate facility in Miami, Florida and the expansion of its Internet site of approximately $424,000 and $214,000, respectively. The increase in consulting costs during fiscal 1999 related to the continued development of customized apparel. Management expects consulting expenses to remain consistent in fiscal 2001.

Other operating expenses were $2,738,533, $1,875,698 and $1,155,498 for the years ended April 30, 2000, 1999 and 1998, respectively. Other operating expenses consist primarily of office supplies, postage, advertising, repairs and maintenance, travel and other necessary business expenses. Due to the Company's increased emphasis on distributor recruitment in fiscal 2000, management presence at corporate events and meetings increased, as well as at distributor functions. This resulted in approximately $450,000 of increased travel costs. Without these increased costs, other operating expenses would have been slightly lower as a percentage of sales than the prior year.


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $55.81 million as of April 31, 2000 compared to $45.43 million as of April 30, 1999. The $55.81 million as of April 30, 2000 was comprised of $43.87 million of unrestricted cash, $2.64 million of restricted cash and $9.30 million of available-for-sale securities. The restricted cash consisted of certificates of deposit, which were restricted for use as collateral for a loan by a financial institution to a related party (see Related Party Transactions in the Notes to Financial Statements). The available-for-sale debt securities consist of obligations of governmental agencies and commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash when the need arises.

The Company's primary source of funds is the cash generated from operating activities. For the year ended April 30, 2000, cash provided by operating activities was $20.8 million compared to $15.2 million and $11.7 million in 1999 and 1998, respectively. The Company's consistent sales growth and profit margins have fueled these increases.

Working capital at April 30, 2000 was $43.9 million compared to $38.6 million and $24.5 million at April 30, 1999 and 1998, respectively. This increase was due primarily to the net increase in cash and available-for-sale securities as a result of continued strong growth over the past two fiscal years.

During fiscal 2000, the Company entered into a twenty-year lease agreement with a related party for a facility in Miami, Florida to be used for direct sales training and education as well as other corporate functions. In connection with this lease, the Company guaranteed a $5.3 million five-year loan by a financial institution to the related party for the leased real estate. The Company restricted approximately $2.6 million of cash as collateral under the loan guarantee. As required by the lease agreement, the Company paid a $600,000 damage deposit to the related party, which is included in other assets on the April 30, 2000 balance sheet. The Company is committed to construct a $1.85 million training and meeting facility on the leased property in order to provide additional space for distributor events and corporate meetings. This facility will be funded from cash flow from operations.

In June 1999, the Company paid $500,000 to a related party for a Right of First Refusal on the leased land on which the new facility in Greensboro, North Carolina is located. The Right of First Refusal provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets on the April 30, 2000 balance sheet and will be amortized on a straight-line basis over the lease term. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the related party used for the purchase of the land. This loan and the Company's construction loan are cross collateralized by the land being leased from the related party and by the building improvement constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.

The Company invested $8,804,088 in 2000 for property and equipment purchases compared to $346,315 and $280,546 in 1999 and 1998 respectively. Foremost, the Company began construction of a $4.6 million, 102,000 square foot office and distribution center in Greensboro, North Carolina during the summer of 1999. The facility was completed in early July 2000. The Company financed the building with approximately $2.5 million of cash on hand and borrowed the remaining $2.1 million on a five-year loan bearing interest at 7.625% annually. The total investment in the building during fiscal 2000 was approximately $3.1 million. Secondly, the Company also purchased a $3.6 million yacht in June 1999 to be used for direct sales training and education activities. The Company also spent approximately $1.8 million on furnishings and equipment for the new office and distribution center in Greensboro, North Carolina and the new leased meeting and training facility in Miami, Florida, as well as approximately $300,000 for improvements to the leased facility in Miami, Florida. Management does not anticipate any significant capital expenditures during fiscal 2001 for international expansion.

The Company believes that its current level of cash and cash equivalents and its cash provided by operating activities will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements And Supplementary Data

Included immediately after exhibit #27.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

PART III


Item 10.  Directors And Executive Officers Of The Registrant

Information relating to Item 10 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2000.


Item 11.  Executive Compensation

Information relating to Item 11 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to Item 12 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2000.


Item 13.  Certain Relationships and Related Transactions

Information relating to Item 13 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2000.

PART IV


Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)(1) Financial Statements

          The following financial statements are included in this report.

               Balance Sheets as of April 30, 2000 and 1999

               Statements of Income for the Years Ended April 30, 2000, 1999, and 1998

               Statements of Changes in Stockholders' Equity for the Years Ended April 30, 2000, 1999, and 1998

               Statements of Cash Flows for the Years ended April 30, 2000, 1999, and 1998

               Notes to Financial Statements

     (a)(2) Financial Statement Schedules

               Not applicable.

     (a)(3) Exhibits

               The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 14 by reference.

     (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on July 27, 2000.

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


/s/ James H. Ridinger                                July 27, 2000
-----------------------------------------
James H. Ridinger
President, Chief Executive Officer & Director
(Principal Executive, Financial & Accounting Officer)



/s/ Loren A. Ridinger                                July 27, 2000
-----------------------------------------
Loren A. Ridinger
Senior Executive Vice President & Director



/s/ Dennis Franks                                    July 27, 2000
-----------------------------------------
Dennis Franks
Executive Vice President & Director



/s/ Martin Weissman                                  July 27, 2000
------------------------------------------
Martin Weissman
Executive Vice President & Director

                              MARKET AMERICA, INC.


                              FINANCIAL STATEMENTS


                    Years Ended April 30, 2000, 1999 and 1998

MARKET AMERICA, INC.
--------------------------------------------------------------------------------


TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT..........................................     1

FINANCIAL STATEMENTS

    Balance Sheets....................................................     2

    Statements of Income..............................................     3

    Statements of Changes in Stockholders' Equity.....................     4

    Statements of Cash Flows..........................................     5

    Notes to Financial Statements.....................................     7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Market America, Inc.
Greensboro, North Carolina


We have audited the accompanying balance sheets of Market America, Inc. as of April 30, 2000 and 1999 and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market America, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2000 in conformity with generally accepted accounting principles.


/s/ Dixon Odom PLLC
-------------------------------


Greensboro, North Carolina
June 23, 2000

MARKET AMERICA, INC.
BALANCE SHEETS
April 30, 2000 and 1999
--------------------------------------------------------------------------------



ASSETS                                                                            2000             1999
                                                                              ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                         $ 43,870,755     $ 45,426,920
   Investment in available-for-sale securities (Notes 1 and 2)                   9,299,820                -
   Advances to related parties (Note 6)                                              6,978          187,646
   Notes receivable, officers, directors and employees (Note 6)                    425,958           92,794
   Inventories (Note 1)                                                          2,430,734        1,852,487
   Deferred tax assets (Note 8)                                                    404,000          160,000
   Other current assets                                                            151,281          156,484
                                                                              ------------     ------------

                                               TOTAL CURRENT ASSETS             56,589,526       47,876,331
                                                                              ------------     ------------

PROPERTY AND EQUIPMENT (Notes 1 and 3)
   Yacht                                                                         3,610,000                -
   Furniture and equipment                                                       3,007,076        1,234,438
   Building construction in progress                                             3,076,870           33,070
   Software                                                                        306,975          271,365
   Leasehold improvements                                                          348,410            6,370
                                                                              ------------     ------------
                                                                                10,349,331        1,545,243
   Less accumulated depreciation                                                 1,093,028          653,933
                                                                              ------------     ------------
                                                                                 9,256,303          891,310
                                                                              ------------     ------------

OTHER ASSETS
   Restricted cash (Note 6)                                                      2,637,635                -
   Other (Note 6)                                                                1,282,000          230,856
                                                                              ------------     ------------
                                                                                 3,919,635          230,856
                                                                              ------------     ------------



                                                                              $ 69,765,464     $ 48,998,497
                                                                              ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY                                             2000             1999
                                                                             ------------     ------------
CURRENT LIABILITIES
   Current portion of long-term debt (Note 3)                                $     73,949     $    120,000
   Accounts payable - trade                                                     2,095,449        1,107,633
   Commissions payable                                                          2,542,125        2,280,902
   Sales tax payable (Note 11)                                                    845,454          792,438
   Income taxes payable                                                         3,642,394        2,062,211
   Other accrued liabilities                                                      837,481          693,256
   Unearned revenue (Note 4)                                                    2,694,246        2,259,522
                                                                             ------------     ------------

                                            TOTAL CURRENT LIABILITIES          12,731,098        9,315,962
                                                                             ------------     ------------

LONG-TERM DEBT (Note 3)                                                           755,214           10,000
                                                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7, and 11)

STOCKHOLDERS' EQUITY
   Common stock, $.00001 par value; 800,000,000 shares
    authorized; 19,550,000 and 19,950,000 shares issued and
    outstanding at April 30, 2000 and 1999, respectively                              195              199
   Additional paid-in capital                                                      39,801           39,801
   Retained earnings                                                           56,187,461       39,632,535
   Accumulated other comprehensive income
     Unrealized gains on available-for-sale
      securities, net of deferred tax                                              51,695                -
                                                                             ------------     ------------
                                                                               56,279,152       39,672,535
                                                                             ------------     ------------



                                                                             $ 69,765,464     $ 48,998,497
                                                                             ============     ============


MARKET AMERICA, INC.
STATEMENTS OF INCOME
Years Ended April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                    2000               1999              1998
                                                               --------------     -------------     ------------
Sales                                                          $  135,965,263     $ 110,347,824     $ 87,531,005
Cost of Sales                                                      33,913,335        28,071,236       21,144,983
                                                               --------------     -------------     ------------

                                               GROSS PROFIT       102,051,928        82,276,588       66,386,022
Selling Expenses
   Commissions                                                     60,580,701        49,692,793       39,061,225
   Sales tax (Note 11)                                                212,821           358,741        1,985,462
                                                               --------------     -------------     ------------
                                                                   60,793,522        50,051,534       41,046,687
                                                               --------------     -------------     ------------
General and Administrative Expenses
   Salaries                                                         6,910,803         5,085,053        4,028,643
   Consulting                                                         819,128           266,154          124,211
   Rents (Note 6 and 7)                                             1,380,351           995,994          695,507
   Depreciation and amortization                                      439,095           208,868          167,483
   Other expenses (Note 9)                                          5,814,321         4,592,219        2,984,089
                                                               --------------     -------------     ------------
                                                                   15,363,698        11,148,288        7,999,933
                                                               --------------     -------------     ------------

                                     INCOME FROM OPERATIONS        25,894,708        21,076,766       17,339,402

Other Income (Expense)
   Interest income                                                  2,277,909         1,763,306        1,073,582
   Interest expense                                                  (157,100)          (24,337)         (91,539)
   Dividend income                                                     71,449                 -                -
   Realized gain on available-for-sale securities                      50,423                 -                -
   Gain (loss) on disposals of fixed assets                                 -            (8,537)             500
   Miscellaneous income                                               708,657           778,452          461,264
                                                               --------------     -------------     ------------
                                                                    2,951,338         2,508,884        1,443,807
                                                               --------------     -------------     ------------

                                        INCOME BEFORE TAXES        28,846,046        23,585,650       18,783,209

Income Taxes (Note 8)                                              11,055,124         9,394,625        7,942,669
                                                               --------------     -------------     ------------

                                                 NET INCOME    $   17,790,922     $  14,191,025     $ 10,840,540
                                                               ==============     =============     ============

Basic earnings per common share (Note 1)                       $          .89     $         .71     $        .54
                                                               ==============     =============     ============

Weighted average number of common
 shares outstanding                                                19,936,301        19,950,000       19,950,000
                                                               ==============     =============     ============


MARKET AMERICA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                                 Accumulated
                                                                                                    Other
                                               Common Stock           Additional                   Compre-
                                        --------------------------     Paid-In     Retained        hensive
                                          Shares           Amount      Capital     Earnings        Income         Total
                                        -----------     -----------   ---------   -----------     -----------  -----------
BALANCE, April 30, 1997                  19,950,000       $  199      $  39,801   $14,600,970     $        -   $14,640,970

  COMPREHENSIVE INCOME

     Net income                                   -            -             -     10,840,540              -    10,840,540
                                        -----------       ------     ---------    -----------    -----------   -----------

                  TOTAL COMPREHENSIVE
                               INCOME                                                                           10,840,540
                                                                                                               -----------

BALANCE, April 30, 1998                  19,950,000          199        39,801     25,441,510              -    25,481,510

  COMPREHENSIVE INCOME

     Net income                                   -            -             -     14,191,025              -    14,191,025
                                        -----------       ------     ---------    -----------    -----------   -----------

                  TOTAL COMPREHENSIVE
                               INCOME                                                                           14,191,025
                                                                                                               -----------

BALANCE, April 30, 1999                  19,950,000          199        39,801     39,632,535              -    39,672,535


  Purchase and retirement of
    common stock                           (400,000)          (4)            -     (1,235,996)             -    (1,236,000)

  COMPREHENSIVE INCOME

    Net income                                    -            -             -     17,790,922              -    17,790,922

     Other comprehensive income, net
      of tax:
       Unrealized holding gains on
        securities arising during the
        year, net of deferred taxes of
        $34,000                                   -            -             -              -         51,695        51,695
                                         ----------       ------     ---------   ------------      ---------   -----------

                  TOTAL COMPREHENSIVE
                               INCOME                                                                           17,842,617
                                                                                                               -----------

BALANCE, April 30, 2000                  19,550,000       $  195     $  39,801   $ 56,187,461      $  51,695   $56,279,152
                                         ==========       ======     =========   ============      =========   ===========

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS
Years Ended April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                          2000               1999               1998
                                                                     --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   17,790,922     $   14,191,025     $   10,840,540
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                          439,095            208,868            167,483
     Deferred income taxes                                                 (278,000)          (160,000)                 -
     Gain on sale of available-for-sale securities                          (50,423)                 -                  -
     (Gain) loss on disposal of fixed assets                                      -              8,537               (500)
     Increase in inventories                                               (578,247)          (384,166)          (223,735)
     (Increase) decrease in other current assets                              5,203            (98,513)           (38,708)
     (Increase) decrease in other assets                                     48,856             51,816           (281,991)
     Increase (decrease) in accounts payable - trade                        987,816             41,359           (484,335)
     Increase (decrease) in commissions payable                             261,223           (474,874)         1,239,411
     Increase (decrease) in sales tax payable                                53,016            (10,348)           563,372
     Increase (decrease) in income taxes payable                          1,580,183            199,079             (2,889)
     Increase (decrease) in other accrued liabilities                       144,225            490,370           (117,180)
     Increase in unearned revenue                                           434,724          1,164,247             69,253
                                                                     --------------     --------------     --------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES        20,838,593         15,227,400         11,730,721
                                                                     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of available-for-sale securities                            (44,350,932)                 -                  -
   Proceeds from sale or maturity of available
     for-sale securities                                                 35,187,230                  -                  -
   Purchase of property and equipment                                    (8,804,088)          (346,315)          (280,546)
   Proceeds from sale of property and equipment                                   -             25,092              1,985
   (Increase) decrease of short-term investments                                  -         12,415,465          4,879,404
   (Increase) decrease in:
     Advances to related parties                                            180,668           (125,201)           (62,445)
     Notes receivable, officers and employees                              (333,164)           (40,875)             6,176
     Restricted cash                                                     (2,637,635)            79,018             (4,941)
     Other assets                                                        (1,100,000)                 -                  -
                                                                     --------------     --------------     --------------

                                   NET CASH PROVIDED BY (USED IN)
                                             INVESTING ACTIVITIES       (21,857,921)        12,007,184          4,539,633
                                                                     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase and retirement of common stock                               (1,236,000)                 -                  -
   Payments on notes payable and long-term debt                            (120,000)          (186,791)          (215,170)
   Proceeds from long-term debt                                             819,163                  -                  -
                                                                     --------------     --------------     --------------

                                                 NET CASH USED IN
                                             FINANCING ACTIVITIES          (536,837)          (186,791)         (215,170)
                                                                     --------------     --------------     -------------

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                          2000               1999               1998
                                                                     --------------     --------------     --------------

                                  NET INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS    $   (1,556,165)    $   27,047,793     $   16,055,184

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                                    45,426,920         18,379,127          2,323,943
                                                                     --------------     --------------     --------------

                                        CASH AND CASH EQUIVALENTS
                                                  AND END OF YEAR    $   43,870,755     $   45,426,920     $   18,379,127
                                                                     ==============     ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the year for:

     Interest                                                        $      157,100     $       26,776     $       93,752
                                                                     ==============     ==============     ==============

     Income taxes                                                    $    9,752,941     $    9,355,546     $    7,945,558
                                                                     ==============     ==============     ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

   Net change in unrealized holding gains on
    available-for-sale securities, net of deferred
    income taxes of $34,000.                                         $       51,695     $            -     $            -
                                                                     ==============     ==============     ==============

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash equivalents as of April 30, 2000 and 1999 are government agency obligations, commercial paper, and money market accounts with maturities ranging from 30 to 90 days. The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Available-For-Sale Securities

Available-for-sale securities consist of readily marketable debt securities with remaining maturities of greater than 90 days at time of purchase. Available-for-sale securities are stated at fair value with unrealized gains and losses, net of income taxes, included in accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in income and are determined on a specific identification basis. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are recorded at cost and depreciated on the straight-line basis over the estimated useful lives of the assets as follows:

     Yacht                                                              10 years
     Furniture and equipment                                       5 to 10 years
     Software                                                            3 years
     Leasehold improvements                Shorter of the lease term or 20 years

As discussed in Note 6, the Company is constructing its new headquarters and warehouse facility on land leased from a related company. Upon completion (expected in July 2000), the building will be depreciated over the term of the ground lease.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment (Continued)

Maintenance, repairs, and minor renewals are charged to operations as incurred. Additions, improvements, and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts and any gain or loss on disposition is credited or charged to operations. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically reviews long-lived assets when indicators of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Revenue Recognition

The Company recognizes sales revenues at the time products are shipped. Sales revenues are collected at or prior to the time of shipment.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

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

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair values. This Statement also specifies the accounting for changes in fair value depending upon the intended use of the derivative. The Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact on financial position, results of operations and cash flows after SFAS No. 133 is adopted.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of SAB 101 on its financial statements, and believes that the effect, if any, will not be material to the Company's operating results.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 2 o INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities consists of the following:

                                                          2000                                        1999
                                        ----------------------------------------    ----------------------------------------
                                                          Gross          Fair                         Gross          Fair
                                                       Unrealized       Market                     Unrealized       Market
                                           Cost           Gains          Value         Cost           Gains          Value
                                        -----------    -----------   -----------    -----------    -----------   -----------
     Governmental agency obligations
      maturing through August 2000      $ 2,951,344    $        --   $ 2,951,344    $        --    $        --   $        --

     Commercial paper, maturing
      through July 2000                   6,262,781         85,695     6,348,476             --             --            --
                                        -----------    -----------   -----------    -----------    -----------   -----------

                                        $ 9,214,125    $    85,695   $ 9,299,820    $        --    $        --   $        --
                                        ===========    ===========   ===========    ===========    ===========   ===========

Gross realized gains and losses for the year ended April 30, 2000 were $2,115,146 and $2,064,723, respectively.


NOTE 3 o LONG-TERM DEBT

                                                                                            2000                1999
                                                                                       --------------     ---------------
   Obligation arising in settlement of litigation as approved by the
    U.S. Bankruptcy Court for the District of New Jersey, payable
    in monthly installments of $10,000.                                                $       10,000     $       130,000

   Note payable in monthly installments of $19,750, including interest at 7.625%, with remaining balance due in
   June 2005. Collateralized by deed of trust.                                                819,163                  --
                                                                                       --------------     ---------------
                                                                                              829,163             130,000
   Less current portion due within one year                                                    73,949             120,000
                                                                                       --------------     ---------------

                                                                                       $      755,214     $        10,000
                                                                                       ==============     ===============

Future maturities of long-term debt at April 30, 2000 are due as follows:

                2001                                                                   $       73,949
                2002                                                                           82,365
                2003                                                                           88,969
                2004                                                                           96,102
                2005                                                                          487,778
                                                                                       --------------
                                                                                       $      829,163
                                                                                       ==============


MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 3 o LONG-TERM DEBT (CONTINUED)

Amounts due under the note payable above represent advances under a $2,100,000 loan commitment being used for construction of the Company's new headquarters and warehouse facility. The total cost of the building is expected to approximate $4,600,000, of which $3,076,870 had been incurred as of April 30, 2000.

NOTE 4 o UNEARNED REVENUE

The Company has unearned revenue from two sources. The Company sponsors several conventions per year for its distributors. A portion of the unearned revenue represents cash collected from advance ticket sales for these conventions. The remainder of the unearned revenue represents deposits paid to the Company by distributors for future purchases of products.

NOTE 5 o EMPLOYEE BENEFITS

During the year ended April 30, 1999, the Company adopted a 401(k) savings plan to provide retirement benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions up to specified limits. In addition, the plan provides for discretionary contributions as determined by the Board of Directors. Such discretionary contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company contributions to the plan totaled $30,902 and $15,524 during the years ended April 30, 2000 and 1999, respectively. No discretionary contributions were made in 2000 or 1999.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 6 o RELATED PARTY TRANSACTIONS

During the year ended April 30, 1998, the Company entered into agreements with two companies owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida and for the lease of a yacht on a per event basis. Both lease agreements were cancelled in fiscal 2000. In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger to lease different real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term. The Company is committed to construct a training and meeting facility on this leased property during the year ending April 30, 2001 for a cost of approximately $1,850,000 to provide additional space. The Company has paid a $600,000 damage deposit as part of this lease, which is included in other assets. The amount of rent expense under these agreements aggregated to $683,600, $423,600 and $252,000 during the years ended April 30, 2000, 1999, and 1998, respectively. These related entities owed the Company $6,978 and $187,646 at April 30, 2000 and 1999, respectively.

During the year ended April 30, 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, for a 33-year net ground lease for the site on which the Company is constructing its new headquarters and warehouse facility in Greensboro, North Carolina. Required rental payments are $10,666 per month, and the amount of rent expense under this agreement was $127,988 and $64,000 for the years ended April 30, 2000 and 1999, respectively. In June 1999, the Company paid $500,000 to the related company for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets and will be amortized on a straight-line basis over the lease term. The unamortized balance will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the related party used for the purchase of the land. This loan and the Company's construction loan are cross-collateralized by the land being leased from the related company and by the building improvement being constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction.

In connection with the lease of real estate in Miami, Florida, the Company has guaranteed a $5.3 million five-year loan to the related company for the purchase of the real estate being leased. The Company has restricted cash of $2,637,635 at April 30, 2000 as collateral under the loan guarantee.

Notes receivable, officers, directors and employees include amounts due from officers and directors of $383,952 and $57,712 at April 30, 2000 and 1999, respectively.

Substantially all of the Company's leasehold improvements are to properties leased from related companies.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 7 o OPERATING LEASE COMMITMENTS

The Company occupies leased premises in Greensboro, North Carolina and Miami, Florida. The Greensboro lease expires in July 2000. The Miami lease is with a related party (see Note 6) beginning December 1999 and is for twenty years. The Company has a ground lease with a related party (see Note 6) for a 33-year period which commenced in November 1998. The Company also leases automobiles under long-term operating leases.

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of April 30, 2000 are as follows:

                                                               Related           Unrelated
                                                               Parties            Parties             Total
                                                          ---------------     --------------     --------------
                2001                                      $       847,992     $      128,000     $      975,992
                2002                                              847,992             52,011            900,003
                2003                                              847,992                 --            847,992
                2004                                              847,992                 --            847,992
                2005                                              847,992                 --            847,992
             Thereafter                                        13,891,788                 --         13,891,788
                                                          ---------------     --------------     --------------

         Total future minimum lease payments              $    18,131,748     $      180,011     $   18,311,759
                                                          ===============     ==============     ==============


NOTE 8 o INCOME TAXES

Income tax expense is comprised of the following:

                                                                2000               1999               1998
                                                           --------------     --------------     --------------
   Current tax provision
     Federal                                              $     9,568,134     $    7,713,716     $    6,483,683
     State                                                      1,764,990          1,840,909          1,458,986
                                                          ---------------     --------------     --------------
                                                               11,333,124          9,554,625          7,942,669
                                                          ---------------     --------------     --------------
   Deferred tax provision
     Federal                                                     (225,875)          (130,000)                 -
     State                                                        (52,125)           (30,000)                 -
                                                          ---------------     --------------     --------------
                                                                 (278,000)          (160,000)                 -
                                                          ---------------     --------------     --------------

   Total income tax provision                             $    11,055,124     $    9,394,625     $    7,942,669
                                                          ===============     ==============     ==============

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 8 o INCOME TAXES (CONTINUED)

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

                                                              2000               1999               1998
                                                            -------            -------             ------
     Statutory U.S. federal rate                               35.0%              35.0%              35.0%
     State income tax, net of federal benefit                   4.0                5.0                4.8
     Effect of non-deductible expenses                           .9                 .2                1.5
     Other, net                                                (1.6)               (.4)               1.0
                                                            -------            -------             ------

                                                               38.3%              39.8%              42.3%
                                                            ========           =======             ======


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of April 30, 2000 and 1999 are as follows:

                                                       2000         1999
                                                    ---------     ---------

   Deferred tax assets
      Accrued liabilities                           $ 404,000     $ 160,000

   Deferred tax liabilities                                 -             -
                                                    ---------     ---------

   Net deferred tax assets                          $ 404,000     $ 160,000
                                                    =========     =========


NOTE 9 o OTHER GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended April 30, 2000, 1999 and 1998, Other General and Administrative Expenses included the following items:

                                          2000               1999               1998
                                    ---------------     --------------     --------------
   Legal and professional fees      $     1,241,117     $    1,305,221     $      782,969
   Insurance                                844,534            626,108            429,468
   Other taxes and licenses                 624,634            458,155            386,779
   Utilities                                365,503            327,037            229,375
   Other                                  2,738,533          1,875,698          1,155,498
                                    ---------------     --------------     --------------

                                    $     5,814,321     $    4,592,219     $    2,984,089
                                    ===============     ==============     ==============


MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 10 o SEGMENT INFORMATION

During the year ended April 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduced a new model for segment reporting. The Company sells a variety of consumer home use products that have similar economic characteristics, customers and distribution methods. The Company, therefore, reports only one segment. The Company's geographic information is as follows:

                                                     United
                                                     States           Other
                                                  ------------     -----------
   April 30, 2000
      Product revenue from external customers     $128,301,572     $ 7,663,691
      Long-lived assets                              9,256,303              --

   April 30, 1999
      Product revenue from external customers      106,290,160       4,057,664
      Long-lived assets                                891,310              --

   April 30, 1998
      Product revenue from external customers       85,261,874       2,269,131
      Long-lived assets                                787,492              --


NOTE 11 o CONTINGENCIES

During the year ended April 30, 1998, the Company reached an agreement with the North Carolina Department of Revenue whereby North Carolina would not seek to impose sales tax on shipments out of state by common carrier to or for the benefit of independent distributors. This enabled the Company to initiate voluntary remission of such prior taxes to applicable states and resulted in a substantial increase in sales tax expense for the year ended April 30, 1998. Management believes that all sales tax liabilities are adequately provided for at April 30,2000 and 1999, and that the final resolution of this matter will not have a material effect on future earnings.

On April 27, 1999, the United States District Court for the Middle District of North Carolina entered a judgment against the Company in the amount of $959,106 with respect to a number of claims made against the Company by various former distributors. The Company appealed the judgment on various grounds including that the amounts awarded are not warranted by law. The Company is vigorously pursuing the appeal. The outcome of this matter is not presently determinable.

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 11 o CONTINGENCIES (CONTINUED)

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

The Company is involved in litigation arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, the final resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


NOTE 12 o FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and cash equivalents, investments in available-for-sale securities, and notes receivable approximate their respective fair values. The carrying value of long-term debt approximates its fair value at April 30, 2000 and exceeds its estimated fair value by approximately $7,000 at April 30, 1999. Fair values are based on quoted market prices or current interest rates available for those or similar instruments.


NOTE 13 o MAJOR PRODUCT AND SUPPLIER

The Company's number one selling product is OPC-3, a powerful antioxidant. This product accounted for 31.2%, 30.6% and 34.2% of the Company's total sales during the years ended April 30, 2000, 1999 and 1998, respectively.

One of the Company's suppliers, Purity Technologies, Inc., a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3. Sales of products purchased from this supplier accounted for 46.0%, 44.0% and 49.3% of the Company's total sales during the years ended April 30, 2000, 1999 and 1998, respectively. Although there are other suppliers of these products, a change in suppliers could cause a delay in shipments to customers which could ultimately affect operating results.


NOTE 14 o SUBSEQUENT EVENTS

Subsequent to April 30, 2000, the Company paid $309,000 to purchase and retire 100,000 shares of its common stock.

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

3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K filed with the Commission on July 30, 1996, Commission File No. 000-23250)

4.1 Article 2 of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

4.2 Articles of Merger of Atlantis Ventures, Inc. and Market America, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

10.1 Lease between Miracle Marine, Inc. and Market America, Inc. dated May 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-K with the Commission on July 29, 1999, Commission File No. 000-23250)

10.2 Vendor Agreement between Market America, Inc. and Purity Technology Inc. (formerly Isotonix(r) Corporation) dated October 25, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the Commission on August 13, 1998, Commission File No. 000-23250)

10.3 Lease between Miracle Properties LLC and Market America, Inc. dated May 1, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-K filed with the Commission on July 29, 1999, Commission File No. 000-23250)

10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-K filed with the Commission on July 29, 1999, Commission File No. 000-23250)

10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings, LLC dated May 20, 1999 (incorporated by reference to the Exhibit
      10.5 to the Company's Current Report on Form 10-K filed with the Commission on July 29, 1999, Commission File No. 000-23250)

10.6* Lease between Miracle Properties LLC and Market America, Inc. dated
      February 1, 2000

27*   Financial Data Schedule


* Filed herewith.