Form 10-Q
period 2000-07-31
MARKET AMERICA INC
filed 2000-09-14
CIK 880121

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

                  For the quarterly period ended July 31, 2000

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

                            1302 Pleasant Ridge Road
                           Greensboro, North Carolina
                    (Address of principal executive offices)

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 14, 2000.

                                   19,420,000

================================================================================

PART I

ITEM 1 Statement of Financial Position as of July 31, 2000 (Unaudited) and April 30, 2000

         Statement of Operations for the Three-Month Periods Ended July 31, 2000 and 1999 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Three-Month Periods Ended July 31, 2000 and 1999 (Unaudited)

         Statement of Cash Flows for the Three-Month Periods Ended July 31, 2000 and 1999 (Unaudited)

         Notes to Financial Statements as of July 31, 2000 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                            July 31, 2000 and April 30, 2000
--------------------------------------------------------------------------------

                                                 (Unaudited)
                                                   July 31,          April 30,
ASSETS                                               2000              2000
                                                --------------     -------------

CURRENT ASSETS
  Cash and cash equivalents                        $46,828,040       $43,870,755
  Securities available for sale                      6,012,616         9,299,820
  Advances to related parties                           25,888             6,978
  Notes receivable, officers,
               Directors and employees                 512,849           425,958
  Inventories                                        2,527,253         2,430,734
  Deferred tax assets                                  437,300           404,000
  Other current assets                                 571,428           151,281
                                                   -----------       -----------
Total current assets                                56,915,374        56,589,526
                                                   -----------       -----------

PROPERTY AND EQUIPMENT
  Building                                           4,466,681                --
  Furniture and equipment                            4,443,655         3,007,076
  Yacht                                              3,610,000         3,610,000
  Building construction in progress                         --         3,076,870
  Software                                             388,604           306,975
  Leasehold improvements                               798,039           348,410
                                                   -----------       -----------
                                                    13,706,979        10,349,331
 Less accumulated depreciation                       1,224,880         1,093,028
                                                   -----------       -----------
  Total property and equipment                      12,482,099         9,256,303
                                                   -----------       -----------

OTHER ASSETS
  Restricted cash                                    2,627,781         2,637,635
  Other                                              1,300,757         1,282,000
                                                   -----------       -----------
                                                     3,928,538         3,919,635
                                                   -----------       -----------

TOTAL ASSETS                                       $73,326,011       $69,765,464
                                                   ===========       ===========















   The accompanying notes are an integral part of these financial statements.

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                            July 31, 2000 and April 30, 2000
--------------------------------------------------------------------------------

                                                     (Unaudited)
                                                       July 31,      April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000           2000
                                                    --------------  ------------

CURRENT LIABILITIES
  Current portion of long-term debt                    $    64,108   $    73,949
  Accounts payable - trade                               2,281,011     2,095,449
  Commissions payable                                    2,473,350     2,542,125
  Sales tax payable                                        840,136       845,454
  Income taxes payable                                   2,344,394     3,642,394
  Other accrued liabilities                                625,576       837,481
  Unearned revenue                                       3,131,198     2,694,246
                                                       -----------   -----------
  Total current liabilities                             11,759,773    12,731,098
                                                       -----------   -----------

LONG-TERM DEBT                                           2,016,141       755,214
                                                       -----------   -----------
STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
    800,000,000 shares authorized; 19,450,000
    and 19,550,000 shares issued and
    outstanding at July 31, 2000 and April 30, 2000,
    respectively                                               194           195
  Additional paid-in capital                                39,801        39,801
  Retained earnings                                     59,435,651    56,187,461
  Accumulated other comprehensive
    income
       Unrealized gains on available-
       for-sale securities, net of
       deferred taxes                                       74,451        51,695
                                                       -----------   -----------
  Total stockholders' equity                            59,550,097    56,279,152
                                                       -----------   -----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                 $73,326,011   $69,765,464
                                                       ===========   ===========














   The accompanying notes are an integral part of these financial statements.

                                    Statement of Operations for the Three-Month
MARKET AMERICA, INC.            Periods Ended July 31, 2000 and 1999 (Unaudited)
-------------------------------------------------------------------------------

                                                July 31,       July 31,
                                                 2000            1999
                                             ------------    ------------
SALES                                        $ 33,536,881    $ 30,828,703

COST OF SALES                                   8,985,799       8,009,354
                                             ------------    ------------
GROSS PROFIT                                   24,551,082      22,819,349
                                             ------------    ------------
SELLING EXPENSES
  Commissions                                  15,598,060      14,246,399
  Sales tax                                        (6,594)          3,715
                                             ------------    ------------
                                               15,591,466      14,250,114
                                             ------------    ------------

GENERAL and ADMINISTRATIVE EXPENSES
  Salaries                                      1,480,189       1,195,554
  Consulting                                      371,955          85,739
  Rents                                           364,845         260,117
  Depreciation and amortization                   187,590          82,356
  Other operating expenses                      1,431,030       1,287,045
                                             ------------    ------------
                                                3,835,609       2,910,811
                                             ------------    ------------

INCOME FROM OPERATIONS                          5,124,007       5,658,424
                                             ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                 688,571         388,996
  Interest expense                                (11,740)             --
  Dividend income                                      --          24,705
  Realized gain (loss) on available-
    for-sale securities                           163,939        (341,768)
  Loss on disposal of assets                     (110,264)             --
  Miscellaneous                                   160,600         136,750
                                             ------------    ------------
     Total other income (expense)                 891,106         208,683
                                             ------------    ------------

INCOME BEFORE TAXES                             6,015,113       5,867,107

PROVISION FOR INCOME TAXES                      2,457,924       2,312,000
                                             ------------    ------------
NET INCOME                                   $  3,557,189    $  3,555,107
                                             ============    ============
BASIC EARNINGS PER COMMON SHARE              $        .18    $        .18
                                             ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             19,452,174      19,950,000
                                             ============    ============


   The accompanying notes are an integral part of these financial statements.

                            Statement of Changes in Stockholders' Equity for the
                                Three-Month Periods Ended July 31, 2000 and 1999
 MARKET AMERICA, INC.                                                (Unaudited)
 -------------------------------------------------------------------------------

                                                                                          Accumulated
                                    Common Stock             Additional                      Other
                              --------------------------      Paid-in       Retained      Comprehensive
                                Shares            Amount      Capital       Earnings         Income          Total
                              ----------          ------      -------       ---------     -------------   -----------
Balances at
 April 30, 1999               19,950,000          $  199    $     39,801   $ 39,632,535    $         --   $ 39,672,535

Comprehensive
 Income:

   Unrealized
   holding gains
   on available-
   for-sale
   securities, net
   of deferred taxes
   of $173,000                        --              --              --             --         258,296        258,296

   Net income                         --              --              --      3,555,107              --      3,555,107
                            ------------          ------    ------------   ------------    ------------   ------------
   Total
   Comprehensive
   Income                                                                                                    3,813,403
                                                                                                          ------------
Balances at
 July 31, 1999                19,950,000          $  199    $     39,801   $ 43,187,642    $    258,296   $ 43,485,938
                            ============          ======    ============   ============    ============   ============
Balances at
 April 30, 2000               19,550,000          $  195    $     39,801   $ 56,187,461    $     51,695   $ 56,279,152

Purchase and
retirement of
common stock                    (100,000)             (1)             --       (308,999)             --       (309,000)

Comprehensive
 Income:

   Unrealized
   holding gains
   on available-
   for-sale
   securities, net
   of deferred taxes
   of $15,000                         --              --              --             --          22,756         22,756

   Net income                         --              --              --      3,557,189              --      3,557,189
                            ------------          ------    ------------   ------------    ------------    -----------
     Total
     Comprehensive
     Income                                                                                                  3,579,945
                                                                                                           -----------
Balances at
 July 31, 2000                19,450,000         $   194    $     39,801   $ 59,435,651    $     74,451    $59,550,097
                            ============         =======    ============   ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                                 Statement of Cash Flows for the
                                Three-Month Periods Ended July 31, 2000 and 1999
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                July 31,                   July 31,
                                                                 2000                        1999
                                                               --------                    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  3,557,189                $  3,555,107
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                              187,590                      82,356
       Deferred income taxes                                      (48,300)                         --
       Loss on disposal of fixed assets                           110,264                          --
       (Gain)loss on sales of available-for-sale securities      (163,939)                    341,768
       (Increase) decrease in inventories                         (96,519)                     81,908
       (Increase) decrease in other current assets               (420,147)                   (108,227)
       (Increase) decrease in other assets                        (22,726)                     50,000
       Increase (decrease) in accounts payable                    185,562                     293,681
       Increase (decrease) in commissions payable                 (68,775)                   (142,377)
       Increase (decrease) in sales tax payable                    (5,318)                       (680)
       Increase (decrease) in income taxes payable             (1,298,000)                    (75,000)
       Increase (decrease) in other accrued liabilities          (211,905)                   (108,004)
       Increase (decrease) in unearned revenue                    436,952                     136,715
                                                             ------------                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,141,928                   4,107,247
                                                             ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available for sale securities                    (7,087,753)                (27,651,497)
  Proceeds from sale of available
    for sale securities                                        10,576,652                  15,640,095
  Increase in notes receivable, officers, directors
    And employees                                                 (86,891)                   (576,208)
  Advances to related parties                                     (18,910)                    (74,605)
  Decrease in restricted cash                                       9,854                          --
  Increase in other assets                                             --                    (500,000)
  Purchase of property and equipment                           (3,519,681)                 (3,729,114)
                                                             ------------                ------------
NET CASH USED IN INVESTING ACTIVITIES                            (126,729)                (16,891,329)
                                                             ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                        (309,000)                         --
  Payments on notes payable and long-term debt                    (29,751)                    (30,000)
  Proceeds from long-term debt                                  1,280,837                          --
                                                             ------------                ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               942,086                     (30,000)
                                                             ------------                ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,957,285                 (12,814,082)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          43,870,755                  45,426,920
                                                             ------------                ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                              $ 46,828,040                $ 32,612,838
                                                             ============                ============

   The accompanying notes are an integral part of these financial statements.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                                   July 31, 2000(Unaudited)
-------------------------------------------------------------------------------



Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company")as of July 31, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of July 31, 2000 and for the three-month periods ended July 31, 2000 and 1999. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter ended July 31, 2000 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2001.

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

Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. And Mrs. James H. Ridinger to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term. The Company is committed to construct a training and meeting facility on this leased property during the year ending April 30, 2001 for a cost of approximately $1,850,000 to provide additional space. The amount of rent expense under this agreement aggregated to $180,000 during the three-month period ended July 31, 2000. The related company owed the Company $25,888 at July 31, 2000.

The Company also has a 33-year net ground lease with a related company for real estate in Greensboro, North Carolina on which the Company's new office and distribution center was constructed. Required rental payments are $10,666 per month. The amount of rent expense under this agreement aggregated to $31,998 for the three-month period ended July 31, 2000.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                         July 31, 2000(Unaudited)-Concluded
-------------------------------------------------------------------------------



Notes receivable, officers, directors and employees include amounts due from officers and directors of $512,849 at July 31, 2000.

Substantially all of the Company's leasehold improvements are to properties leased from a related company.

Related party transactions are more fully described in the Company's most recent annual report on Form 10K.

Subsequent Event

Subsequent to July 31, 2000, the Company paid $60,000 to purchase and retire 30,000 shares of its common stock.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



Liquidity & Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $55.5 million at July 31, 2000 compared to $55.8 million at April 30, 2000. The $55.5 million as of July 31, 2000 was comprised of $46.8 million of unrestricted cash, $2.7 million of restricted cash and $6.0 million of available-for-sale securities.

The restricted cash consisted of certificates of deposit, which were restricted for use as collateral under a loan guarantee of a $5.3 million loan by a financial institution to a related company during fiscal 2000. The loan proceeds were used by the related company to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is to be used for direct sales training and education as well as other corporate functions (see "Related Party Transactions" in the Notes to Financial Statements above). The Company is committed to construct a $1.85 million training and meeting facility on the leased property in order to provide additional space for distributor events and corporate meetings. The costs of this facility will be funded from cash flow from operations.

The available-for-sale debt securities consist of obligations of governmental agencies and commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash when the need arises.

During the three-month period ended July 31, 2000, the Company completed its new 102,000 square foot office and distribution facility in Greensboro, North Carolina. The Company financed the building with approximately $2.4 million of cash from operations and a five-year $2.1 million loan bearing interest at 7.625% annually. The loan requires 59 monthly payments of $19,750, including interest, with a balloon payment of all outstanding principal plus interest due as the 60th payment. The building was constructed on land leased from a related company (see "Related Party Transactions" in the Notes to Financial Statements above).

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company. The proceeds of the loan were used by the related company to purchase the land on which the Company constructed its new office and distribution facility in Greensboro, North Carolina. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

Management believes that its current level of cash and cash equivalents and its cash provided by operating activities will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.

Results of Operations

The Company's sales continued to grow during the quarter ended July 31, 2000. Net sales increased 8.8% to $33.5 million for the quarter ended July 31, 2000 compared to $30.8 million for the same period in the prior fiscal year. Management believes that its growth in number of active distributors is due to an emphasis on recruitment training and "One-to-One Marketing" has led to this growth.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Commission expense was $15.6 million for the three-month period ended July 31, 2000. This compares to $14.2 million for the same period last year. Commissions, as a percentage of sales, were 46.5% and 46.2% for the three-month periods ended July 31, 2000 and 1999, respectively. Management anticipates that commission expense will range from 43% to 47% of sales on an annual basis during fiscal 2001.

General and administrative expenses were $3.8 million and $2.9 million for the three-month periods ended July 31, 2000 and 1999, respectively. As a percentage of sales, general and administrative expenses were 11.4% and 9.4% for the three-month periods ended July 31, 2000 and 1999, respectively. For the three-month periods ended July 31, 2000 and 1999, the general and administrative expenses included the following items:

                                 2000         1999
                              ----------   ----------
Legal and professional fees   $  151,778   $  368,522
Insurance                        152,789      281,269
Other taxes and licenses         189,539      125,029
Utilities                         92,440       85,717
Other                            844,484      426,508
                              ----------   ----------
                              $1,431,030   $1,287,045
                              ==========   ==========

Due to efforts to expand human resources to better serve the Company's distributors, the Company had a larger workforce by 8.5% compared to the same period in fiscal 2000. This resulted in increased payroll expenses and employee benefits.

The Company incurred larger consulting expenses due to renovations of the leased corporate facility in Miami, Florida. The Company also incurred $159,000 more in lease payments during the first quarter of fiscal 2001 as a result of the change in leased property in Miami, Florida as discussed in the Company's most recent annual filing on form 10-K.

Legal and professional fees declined as a result of the prior year period containing expenses related to the settlement of the Securities and Exchange Commission administrative proceeding on May 4, 1999.

Insurance expense declined due to lower health care claims incurred under the Company's self-insured health insurance plan during the three-month period ended July 31, 2000 compared to the three-month period ended July 31, 1999.

The primary causes of the increase in "other" general and administrative expenses were higher repairs and maintenance and travel costs. Repairs and maintenance costs were approximately $158,000 higher in the fiscal 2001 period as a result of required repairs to the Company's yacht and Miami office facilities. The Company did not incur significant repairs to the yacht in the fiscal 2000 quarter due to the condition it was in when purchased. Travel costs increased by approximately $129,000 due to increased management presence at corporate events and meetings due to the Company's increased emphasis on distributor recruitment training.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

PART II

ITEM 1  LEGAL PROCEEDINGS

         The Company did not become a party and its property did not become subject to any material pending legal proceeding during the quarter. There were no material developments in any legal proceeding previously reported.

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




Date: September 14, 2000                 /s/ James H. Ridinger
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

 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

 3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

 3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

10.2 Vendor agreement between Market America, Inc. and Isontonix (x) Corporation dated October 25, 1993 (incorporated by reference to
            Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings LLC dated May 20, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

10.6 Lease between Miracle Properties LLC and Market America, In.c dated February 1, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 filed with the Commission on July 28, 2000, Commission File No. 000-23250)

27*         Financial Data Schedule

----------------
*  Filed herewith.