Form 10-Q
period 2000-10-31
MARKET AMERICA INC
filed 2000-12-15
CIK 880121

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

                For the quarterly period ended October 31, 2000

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 15, 2000.

                                   19,420,000

================================================================================

PART I

ITEM 1 Statement of Financial Position as of October 31, 2000 (Unaudited) and April 30, 2000

         Statement of Operations for the Three and Six-Month Periods Ended October 31, 2000 and 1999 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Six-Month Periods Ended October 31, 2000 and 1999 (Unaudited)

         Statement of Cash Flows for the Six-Month Periods Ended
         October 31, 2000 and 1999 (Unaudited)

         Notes to Financial Statements as of October 31, 2000 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 2000 and April 30, 2000
--------------------------------------------------------------------------------

                                                    (Unaudited)
                                                 October 31, 2000 April 30, 2000
                                                 ---------------- --------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $38,073,563     $43,870,755
     Securities available-for-sale                   16,286,220       9,299,820
     Advances to related parties                          5,131           6,978
     Notes receivable, officers, directors and
          employees                                     376,960         425,958
     Inventories                                      2,790,324       2,430,734
     Deferred tax assets                                435,400         404,000
     Other current assets                               350,594         151,281
                                                    -----------     -----------

            Total current assets                     58,318,192      56,589,526
                                                    -----------     -----------

PROPERTY AND EQUIPMENT
     Furniture and equipment                          4,874,791       3,007,076
     Building                                         4,495,817            --
     Yacht                                            3,610,000       3,610,000
     Building construction in progress                     --         3,076,870
     Software                                           397,000         306,975

     Leasehold improvements                           1,239,817         348,410
                                                    -----------     -----------

                                                     14,617,425      10,349,331

     Less accumulated depreciation and
          amortization                                1,358,402       1,093,028
                                                    -----------     -----------

            Total property and equipment             13,259,023       9,256,303
                                                    -----------     -----------

OTHER ASSETS
     Restricted cash                                  2,876,203       2,637,635
     Other                                            1,286,789       1,282,000
                                                    -----------     -----------

            Total other assets                        4,162,992       3,919,635
                                                    -----------     -----------

TOTAL ASSETS                                        $75,740,207     $69,765,464
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 2000 and April 30, 2000
--------------------------------------------------------------------------------

                                                    (Unaudited)
                                                 October 31, 2000 April 30, 2000
                                                 ---------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt              $    79,369     $    73,949
     Accounts payable - trade                         1,419,918       2,095,449
     Commissions payable                              2,649,781       2,542,125
     Sales tax payable                                  861,674         845,454
     Income taxes payable                               163,394       3,642,394
     Other accrued liabilities                          674,244         837,481
     Unearned revenue                                 2,954,441       2,694,246
                                                    -----------     -----------

         Total current liabilities                    8,802,821      12,731,098
                                                    -----------     -----------

LONG-TERM DEBT                                        1,995,605         755,214
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
         800,000,000 shares authorized;
         19,420,000 and 19,550,000 shares
         issued and outstanding at October 31,
         2000 and April 30, 2000, respectively              194             195
     Additional paid-in-capital                          39,801          39,801
     Retained earnings                               64,800,733      56,187,461
     Accumulated other comprehensive income:
          Unrealized gains on available-for-sale
          securities, net of deferred taxes             101,053          51,695
                                                    -----------     -----------

         Total stockholders' equity                  64,941,781      56,279,152
                                                    -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $75,740,207     $69,765,464
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.


                                                                       Statement of Operations for the Three and
MARKET AMERICA, INC.                               Six-Month Periods Ended October 31, 2000 and 1999 (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                              Three Month Periods Ended            Six Month Periods Ended
                                          ----------------------------------  ----------------------------------
                                          October 31, 2000  October 31, 1999  October 31, 2000  October 31, 1999
                                          ----------------  ----------------  ----------------  ----------------
SALES                                       $ 35,314,883      $ 34,794,209      $ 68,851,764      $ 65,622,913

COST OF SALES                                  9,133,861         8,624,237        18,119,659        16,633,591
                                            ------------      ------------      ------------      ------------

GROSS PROFIT                                  26,181,022        26,169,972        50,732,105        48,989,322

                                            ------------      ------------      ------------      ------------
SELLING EXPENSES
       Commissions                            14,827,880        15,513,512        30,425,940        29,759,911
                                            ------------      ------------      ------------      ------------
                                              14,827,880        15,513,512        30,425,940        29,759,911
                                            ------------      ------------      ------------      ------------

GENERAL and ADMINISTRATIVE
EXPENSES
       Salaries                                1,886,703         1,408,405         3,366,891         2,603,959
       Lease expense                             270,165           241,930           635,010           502,048
       Consulting                                141,752           130,791           513,707           216,530
       Depreciation & amortization               138,162            82,683           325,752           165,039
       Other operating expenses                1,602,873         1,304,333         3,027,311         2,595,091
                                            ------------      ------------      ------------      ------------
                                               4,039,655         3,168,142         7,868,671         6,082,667
                                            ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                         7,313,487         7,488,318        12,437,494        13,146,744
                                            ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
       Interest income                           649,311           526,927         1,333,746           915,923
       Interest expense                          (40,529)           (6,207)          (52,269)           (6,224)
       Dividend income                               106            46,744             1,417            71,449
       Realized gain (loss) on
          available-for-sale securities          207,461           490,340           371,400           148,572
       Loss on disposal of assets                 (1,899)             --            (112,163)             --
       Miscellaneous                             161,538           206,234           324,963           343,001
                                            ------------      ------------      ------------      ------------

     Total other income (expense)                975,988         1,264,038         1,867,094         1,472,721
                                            ------------      ------------      ------------      ------------

INCOME BEFORE TAXES                            8,289,475         8,752,356        14,304,588        14,619,465

PROVISION FOR
INCOME TAXES                                   2,864,393         3,212,740         5,322,317         5,524,740
                                            ------------      ------------      ------------      ------------
NET INCOME                                  $  5,425,082      $  5,539,616      $  8,982,271      $  9,094,725
                                            ============      ============      ============      ============

BASIC EARNINGS PER COMMON
SHARE                                       $       0.28      $       0.28      $       0.46      $       0.46
                                            ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  19,420,978        19,950,000        19,436,576        19,950,000
                                            ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.


                                                                     Statement of Changes in Stockholders' Equity for the
                                                                        Six-Month Periods Ended October 31, 2000 and 1999
MARKET AMERICA, INC.                                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                              Additional                        Other
                                     Common Stock              Paid-in        Retained      Comprehensive
                                 Shares         Amount         Capital        Earnings          Income          Total
                              -------------------------------------------------------------------------------------------
Balance at April 30,1999       19,950,000    $        199    $     39,801   $ 39,632,535    $       --      $ 39,672,535

Comprehensive
   Income:

    Unrealized holding
    loss on available-
    for-sale securities,
    net of deferred
    tax benefit of $5,700            --              --              --             --            (8,537)         (8,537)

    Net Income                       --              --              --        9,094,725            --         9,094,725
                              ------------------------------------------------------------------------------------------
    Total Comprehensive
       Income                                                                                                  9,086,188
                                                                                                            ------------

Balance at October 30, 1999    19,950,000    $        199    $     39,801   $ 48,727,260    $     (8,537)   $ 48,758,723
                              ==========================================================================================

Balance at April 30, 2000      19,550,000    $        195    $     39,801   $ 56,187,461    $     51,695    $ 56,279,152

Purchase and retirement of
    common stock                 (130,000)             (1)           --         (368,999)           --          (369,000)

Comprehensive
    Income:

    Reclassification
    Adjustment for gains
    realized in net
    income, net
    of deferred taxes of
    $148,282                         --              --              --             --          (223,118)       (223,118)

    Unrealized holding
    gain on available-for-
    sale securities, net
    of deferred taxes
    of $181,282                      --              --              --             --           272,476         272,476

    Net Income                       --              --              --        8,982,271            --         8,982,271
                              ------------------------------------------------------------------------------------------

    Total Comprehensive
       Income                                                                                                  9,031,629
                                                                                                            ------------

Balance at October 31, 2000    19,420,000    $        194    $     39,801   $ 64,800,733    $    101,053    $ 64,941,781
                              ==========================================================================================



   The accompanying notes are an integral part of these financial statements


                                                             Statement of Cash Flows for the Six-
                                                    Month Periods Ended October 31, 2000 and 1999
MARKET AMERICA, INC.                                                                  (Unaudited)
-------------------------------------------------------------------------------------------------

                                                               October 31, 2000  October 31, 1999
                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                   $  8,982,271      $  9,094,725
    Adjustments to reconcile net income to net
    cash provided from operating activities:
       Loss on disposal of fixed assets                               112,163              --
       Depreciation and amortization                                  325,752           165,039
       Deferred income taxes                                          (64,400)             --
       (Gain) loss on sales of available-for-sale securities         (374,225)         (148,572)
       (Increase) decrease in inventories                            (359,590)         (275,999)
       (Increase) decrease in other current assets                   (199,313)           36,848
       (Increase) decrease in other assets                            (12,725)             --
       Increase (decrease) in accounts payable                       (675,530)          727,645
       Increase (decrease) in commissions payable                     107,656           215,723
       Increase (decrease) in sales tax payable                        16,220            42,362
       Increase (decrease) in income taxes payable                 (3,479,000)       (1,667,678)
       Increase (decrease) in other accrued liabilities              (163,237)          (72,760)
       Increase (decrease) in unearned revenue                        260,195           298,546
                                                                 ------------      ------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                         4,476,237         8,415,879
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                     (23,208,021)      (22,837,806)
    Proceeds from sale of available-for-sale securities            16,678,203        18,481,350
    (Increase) decrease in notes receivable, officers,
        directors and employees                                        48,998          (168,238)
    Advances to related parties                                         1,847           (78,092)
    (Increase) decrease in other assets                                  --            (870,150)
    Increase in restricted cash                                      (238,568)       (4,440,064)
    Capital expenditures                                           (4,432,699)       (4,464,679)
                                                                 ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                             (11,150,240)      (14,377,679)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase and retirement of common stock                         (369,000)             --
     Proceeds from long-term debt                                   1,280,837              --
     Principal payments on long-term debt                             (35,026)          (60,000)
                                                                 ------------      ------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                               876,811           (60,000)
                                                                 ------------      ------------

NET  DECREASE IN CASH & CASH EQUIVALENTS                           (5,797,192)       (6,021,800)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             43,870,755        45,426,920
                                                                 ------------      ------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                         $ 38,073,563      $ 39,405,120
                                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 2000 (Unaudited)
--------------------------------------------------------------------------------


Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of October 31, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of October 31, 2000 and 1999 and for the three and six-month periods ended October 31, 2000 and 1999. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and six-month periods ended October 31, 2000 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2001.

Earnings Per Share

The Company computes earnings per share ("EPS") based upon the requirements of Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation and disclosure requirements for both basic and diluted EPS. The Company does not have any securities or contracts outstanding with dilutive potential for its common shares.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentations. Reclassifications made had no effect on previously reported net income.

Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers and directors of the Company, to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The twenty-year lease requires a monthly rental payment of $60,000. The Company is committed to construct a training and meeting facility on this leased property during the year ending April 30, 2001 for a cost of approximately $1.85 million to provide additional space. The amount of rent expense under this agreement aggregated to $180,000 and $360,000 for the three and six-month periods ended October 31, 2000, respectively. The related company owed the Company $5,131 at October 31, 2000.

The Company also has a 33-year net ground lease with a related company, owned by Mr. and Mrs. Ridinger, for real estate in Greensboro, North Carolina on which the Company's new office and distribution center was constructed. Required rental payments under the original lease were $10,666 per month. In October 2000, the agreement was amended to require monthly rental payments of $17,000. The amount of rent expense under this agreement aggregated to $38,332 and $70,330 for the three and six-month periods ended October 31, 2000, respectively.

Notes receivable, officers, directors and employees included amounts due from officers and directors of $ 376,960 at October 31, 2000.

All of the Company's leasehold improvements are to properties leased from related companies owned by Mr. and Mrs. Ridinger.

Related party transactions in past periods are more fully described in the Company's most recent annual report on Form 10-K.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $57.2 as of October 31, 2000 compared to $55.8 million as of April 30, 2000. The $57.2 million as of October 31, 2000 was comprised of $38.0 million of unrestricted cash, $2.9 million of restricted cash and $16.3 million of available for sale securities.

The restricted cash consisted primarily of certificates of deposit, which were restricted for use as collateral under a guarantee of a $5.3 million loan extended by a financial institution to a related company controlled by Mr. and Mrs. James H. Ridinger, officers and directors of the Company, during fiscal 2000. The loan proceeds were used by the related company to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is to be used for direct sales training and education as well as other corporate functions (see Related Party Transactions in the Notes to Financial Statements above). The Company is committed to construct a $1.85 million training and meeting facility on the leased property in order to provide additional space for distributor events and corporate meetings. The costs of this facility will be funded from cash flow from operations.

The available-for-sale debt securities consist of obligations of governmental agencies and commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arise.

In July 2000, the Company completed its new 102,000 square foot office and distribution facility in Greensboro, North Carolina. The Company financed the building with approximately $2.4 million of cash from operations and a five-year $2.1 million loan bearing interest at 7.625% annually. The loan requires 59 monthly payments of $19,750, including interest, with a balloon payment of all outstanding principal and interest due as the 60th payment. The building was constructed on land leased from a related company (see "Related Party Transactions" in the Notes to Financial Statements above).

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company controlled by Mr. and Mrs. Ridinger. The proceeds of the loan were used by the related company to purchase the land on which the Company constructed its new office and distribution facility in Greensboro, North Carolina. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

Management believes that its current level of cash and cash equivalents and its cash provided by operations will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.

Results of Operations

The Company's sales continued to grow during the three and six-month periods ended October 31, 2000. Net sales increased 1.5% to $35.3 million from $34.8 million for the quarter ended October 31, 2000 compared to the same period in 1999. Net sales also increased by 4.9% to $68.9 million from $65.6 million for the six-month period ended October 31, 2000 compared to the same period in 1999. Fiscal 2001 sales through October 31, 2000 have not maintained historical growth trends. Management believes the slower sales growth in fiscal 2001 is due to a decrease in distributor recruiting. The number of new distributors entering the business during the six-month period ending October 31, 2000 decreased by 26.3% compared to the same period last year. The Company is investigating the reasons for this and exploring ways to increase distributor recruitment.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Commission expense was $14.8 million and $15.5 million for the three-month periods ended October 31, 2000 and 1999, respectively. Commission expense was $30.4 million and $29.8 million for the six-month periods ended October 31, 2000 and 1999, respectively. Commissions, as a percentage of sales, were 42.0% and 44.6% for the three-month periods ended October 31, 2000 and 1999, respectively, and 44.2% and 45.4% for the six-month periods ended October 31, 2000 and 1999, respectively. Management anticipates that commission expense will range from 43% to 47% of sales on an annual basis.

General and administrative expenses were $4.0 million and $3.2 million for the three-month periods ended October 31, 2000 and 1999, respectively, and $7.9 million and $6.1 million for the six-month periods ended October 31, 2000 and 1999, respectively. As a percentage of sales, general and administrative expenses were 11.4% and 9.1% for the three-month periods ended October 31, 2000 and 1999, respectively, and 11.4% and 9.3% for the six-month periods ended October 31, 2000 and 1999, respectively. For the three and six-month periods ended October 31, 2000 and 1999, other general and administrative expenses included the following items:


                                      Three-Months                   Six-Months
                                    Ended October 31,             Ended October 31,
                                   2000           1999           2000           1999
                                ----------     ----------     ----------     ----------
Legal and professional fees     $  172,312     $  402,570     $  324,090     $  771,092
Insurance                           89,064        183,557        241,853        464,826
Other taxes and licenses           164,775        132,228        354,314        257,257
Utilities                           86,225         94,435        178,665        180,152
Repairs and maintenance            414,589         70,777        596,511         94,792
Other                              673,403        417,678      1,335,967        820,169
                                ----------     ----------     ----------     ----------
                                $1,600,368     $1,301,245     $3,031,400     $2,588,288
                                ==========     ==========     ==========     ==========


The timing of officer bonuses for fiscal 2001 increased salary expense for both the three and six-month periods ended October 31, 2000 by $300,000. The remainder of the increase in salary expense for the fiscal 2001 periods is primarily due to additional human resources allocated to the Company's expansion of its web site.

Management decisions during fiscal 2000 to upgrade facilities in both Greensboro, North Carolina and Miami, Florida in order to better serve the needs of the Company's distributors has led to increased general and administrative expenses in several areas. Lease expense increased due to the addition of a larger office and training facility in Miami during the third quarter of fiscal 2000. The rise in consulting costs can be attributed to renovations of the Miami training and office facility. The capitalized costs of these facilities and the equipment and furnishings for both resulted in increased depreciation expense for the fiscal 2001 periods.

Legal and professional fees were down in the six-month period ending October 31, 2000, due to large costs associated with settlement of the Securities and Exchange Commission administrative proceeding during the six-month period ending October 31, 1999. Legal costs were higher during the three-month period ending October 31, 1999 due to costs incurred defending the Company in a lawsuit brought by various former distributors, as fully described in the Company's latest annual report on Form 10-K for the fiscal year ended April 30, 2000. There were no significant costs incurred during the three-month period ended October 31, 2000 regarding this matter.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


Insurance expense decreased during the fiscal 2001 periods as a result of savings associated with the Company's self-insured program for health insurance.

Repairs and maintenance costs were higher during the fiscal 2001 periods due to larger expenditures associated with the Company's yacht and the Miami training and office facility.

The increase in other operating expenses during both the fiscal 2001 periods is primarily a result of higher travel costs due to the Company's emphasis on distributor recruiting which as had led to an increased corporate presence at recruiting meetings and events.

The decrease in the income tax provision as a percentage of pretax income for both the three and six-month periods ended October 31, 2000 is due to the amendment of state income tax returns for fiscal years 1997, 1998 and 1999.

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

ITEM 3   QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosure about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

PART II

ITEM 1   LEGAL PROCEEDINGS

         The Company did not become a party and its property did not become subject to any material pending legal proceeding during the six-month period ended October 31, 2000. There were no material developments in any legal proceeding previously reported.

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

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on September 13, 2000. At the meeting, James H. Ridinger, Loren A. Ridinger and Marty Weissman, were unanimously re-elected to the Board of Directors. Dennis J. Franks decided not to stand for re-election to the Board of Directors in order to spend more time to furthering the development of his distributorship. No other matters were voted on by the stockholders at the meeting.

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


                                        MARKET AMERICA, INC.
                                        (Registrant)


Date: December 15, 2000                 /s/ James H. Ridinger
-----------------------                 ----------------------------------------
                                        James H. Ridinger, President and CEO
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                             EXHIBITS TO FORM 10-Q
                                 EXHIBIT INDEX

Exhibit
Number                          Identification
------                          --------------

  2.1 Agreement and Plan of Merger dated as of October 31, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same)dated October 1, 1993 (incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993, Commission File No. 000-23250)

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

  3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

 10.2 Vendor agreement between Market America, Inc. and Isontonix (x) Corporation dated October 25, 1993 (incorporated by reference to
         Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

 10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

 10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings LLC dated May 20, 1999 (incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

 10.6 Lease between Miracle Properties LLC and Market America, Inc. dated February 1, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10K for the fiscal year ended April 30, 2000 filed with the Commission on July 28, 2000, Commission File No. 000-23250)

  27*    Financial Data Schedule

--------------------------------------------------------------------------------
* Filed herewith.