Form 10-Q
period 2001-01-31
MARKET AMERICA INC
filed 2001-03-16
CIK 880121

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

                For the quarterly period ended January 31, 2001

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 16, 2001.

                                   19,420,000


================================================================================

PART I


ITEM 1 Statement of Financial Position as of January 31, 2001 (Unaudited) and April 30, 2000

         Statement of Operations for the Three and Nine-Month Periods Ended January 31, 2001 and 2000 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Nine- Month Periods Ended January 31, 2001 and 2000 (Unaudited)

         Statement of Cash Flows for the Nine-Month Periods Ended January 31, 2001 and 2000 (Unaudited)

         Notes to Financial Statements as of January 31, 2001 (Unaudited)

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                       January 31, 2001 and April 30, 2000
--------------------------------------------------------------------------------------------------


                                                         (Unaudited)
                                                      January 31, 2001           April 30, 2000
                                                     --------------------      -------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 47,947,586             $ 43,870,755
     Securities available-for-sale                             9,750,934                9,299,820
     Income tax receivable                                     1,120,161                        -
     Advances to related parties                                   5,160                    6,978
     Notes receivable, officers, directors
         and employees                                           423,175                  425,958
     Inventories                                               3,478,421                2,430,734
     Deferred tax assets                                         575,000                  404,000
     Other current assets                                        526,690                  151,281
                                                            ------------             ------------
            Total current assets                              63,827,127               56,589,526
                                                            ------------             ------------

PROPERTY AND EQUIPMENT
     Yacht                                                     3,610,000                3,610,000
     Building                                                  4,616,905                        -
     Furniture and equipment                                   5,201,746                3,007,076
     Building construction in progress                                 -                3,076,870
     Software                                                    397,000                  306,975
     Leasehold improvements                                    1,247,367                  348,410
                                                            ------------             ------------
                                                              15,073,018               10,349,331

     Less accumulated depreciation and
         amortization                                          1,664,818                1,093,028
                                                            ------------             ------------
            Total property and equipment                      13,408,200                9,256,303
                                                            ------------             ------------

OTHER ASSETS
     Restricted cash                                           2,902,228                2,637,635
     Other                                                     1,232,821                1,282,000
                                                            ------------             ------------
            Total other assets                                 4,135,049                3,919,635
                                                            ------------             ------------
TOTAL ASSETS                                                $ 81,370,376             $ 69,765,464
                                                            ============             ============

   The accompanying notes are an integral part of these financial statements.

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                       January 31, 2001 and April 30, 2000
--------------------------------------------------------------------------------------------------


                                                         (Unaudited)
                                                      January 31, 2001           April 30, 2000
                                                     --------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                      $     80,926             $     73,949
     Accounts payable - trade                                  1,661,831                2,095,449
     Commissions payable                                       2,667,250                2,542,125
     Sales tax payable                                           856,066                  845,454
     Income taxes payable                                        212,796                3,642,394
     Other accrued liabilities                                 1,119,735                  837,481
     Unearned revenue                                          3,248,547                2,694,246
                                                            ------------             ------------
         Total current liabilities                             9,847,151               12,731,098
                                                            ------------             ------------
LONG-TERM DEBT                                                 1,975,096                  755,214
                                                            ------------             ------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
        800,000,000 shares authorized;
        19,420,000 and 19,550,000 shares issued
        and outstanding at January 31, 2001 and
        April 30, 2000, respectively                                 194                      195
     Additional paid-in-capital                                   39,801                   39,801
     Retained earnings                                        69,426,067               56,187,461
     Accumulated other comprehensive income:
        Unrealized gains on available-for-sale
        securities, net of deferred taxes                         82,067                   51,695
                                                            ------------             ------------
         Total stockholders' equity                           69,548,129               56,279,152
                                                            ------------             ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 81,370,376             $ 69,765,464
                                                            ============             ============

   The accompanying notes are an integral part of these financial statements.

                                                                                        Statement of Operations for the Three and
   MARKET AMERICA, INC.                                            Nine-Month Periods Ended January 31, 2001 and 2000 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------


                                                Three-Month Periods Ended                Nine-Month Periods Ended
                                                -------------------------                ------------------------

                                           January 31, 2001    January 31, 2000    January 31, 2001      January 31, 2000
                                           ----------------    ----------------    ----------------      ----------------
SALES                                       $ 32,564,585         $ 32,392,382        $ 101,416,349          $ 98,015,294
COST OF SALES                                  8,450,477            7,984,405           26,570,136            24,617,996
                                            ------------         ------------        -------------          ------------
GROSS PROFIT                                  24,114,108           24,407,977           74,846,213            73,397,298
                                            ------------         ------------        -------------          ------------
SELLING EXPENSES
       Commissions                            14,107,445           15,243,384           44,533,385            45,003,295
                                            ------------         ------------        -------------          ------------
                                              14,107,445           15,243,384           44,533,385            45,003,295
                                            ------------         ------------        -------------          ------------

GENERAL and ADMINISTRATIVE
EXPENSES
       Salaries                                1,804,410            1,778,152            5,171,301             4,382,111
       Lease expense                             279,427              446,779              914,437               948,827
       Depreciation & amortization               358,619               89,811              684,371               254,850
       Consulting                                 53,161              106,749              566,868               323,279
       Other operating expense                 1,821,033            1,454,145            4,848,344             4,049,236
                                            ------------         ------------        -------------          ------------
                                               4,316,650            3,875,636           12,185,321             9,958,303
                                            ------------         ------------        -------------          ------------
INCOME FROM OPERATIONS                         5,690,013            5,288,957           18,127,507            18,435,700
                                            ------------         ------------        -------------          ------------

OTHER INCOME (EXPENSE)
       Interest income                           787,974              703,413            2,121,720             1,619,336
       Interest expense                          (64,569)            (136,298)            (116,838)             (142,522)
       Dividend income                                26                    -                1,443                71,449
       Realized gain (loss) on
          available-for-sale securities          235,207               (4,844)             606,607               143,728
       Loss on disposal of assets                 19,765                    -              (92,398)                    -
       Miscellaneous                             136,660              213,621              461,623               556,622
                                            ------------         ------------        -------------          ------------
     Total other income (expense)              1,115,063              775,892            2,982,157             2,248,613
                                            ------------         ------------        -------------          ------------

INCOME BEFORE TAXES                            6,805,076            6,064,849           21,109,664            20,684,313

PROVISION FOR
INCOME TAXES                                   2,179,742            2,465,861            7,502,059             7,990,601
                                            ------------         ------------        -------------          ------------
NET INCOME                                  $  4,625,334         $  3,598,988        $  13,607,605          $ 12,693,712
                                            ============         ============        =============          ============
BASIC EARNINGS PER COMMON
SHARE                                       $       0.24         $       0.18        $        0.70          $       0.64
                                            ============         ============        =============          ============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  19,420,000           19,950,000           19,431,051            19,950,000
                                            ============         ============        =============          ============

   The accompanying notes are an integral part of these financial statements.

                                                                  Statement of Changes in Stockholders' Equity for the
                                                                    Nine-Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                       Additional                         Other
                                   Common Stock          Paid-in       Retained       Comprehensive
                                Shares        Amount     Capital       Earnings           Income             Total
                            ------------------------------------------------------------------------------------------
Balance at April 30, 1999     19,950,000      $ 199     $ 39,801     $39,632,535       $        -          $39,672,535

Comprehensive Income:
     Reclassification
     adjustment for gains
     realized in net
     income, net
     of deferred taxes
     of $57,491                                                                           (86,237)             (86,237)

     Unrealized holding
     gains on available-
     for-sale securities,
     net of deferred taxes
     of $8,973                                                                             13,462               13,462

     Net Income                                                       12,693,712                            12,693,712
                            ------------------------------------------------------------------------------------------

     Total Comprehensive
     Income                                                                                                 12,620,937
                                                                                                           -----------

Balance at January 31, 2000   19,950,000      $ 199     $ 39,801     $52,326,247       $  (72,775)         $52,293,472
                            ==========================================================================================

Balance at April 30, 2000     19,550,000      $ 195     $ 39,801     $56,187,461       $   51,695          $56,279,152

Comprehensive Income:
     Reclassification
     adjustment for gains
     realized in net
     income, net
     of deferred taxes
     of $226,738                                                                         (379,869)            (379,869)

     Unrealized holding
     gains on available-
     for-sale securities,
     net of deferred taxes
     of $240,862                                                                          410,241              410,241

     Net Income                                                       13,607,605                            13,607,605
                                                                                                           -----------

     Total Comprehensive
     Income                                                                                                 13,637,977

Purchase and retirement of
   common stock                 (130,000)        (1)           -        (368,999)               -             (369,000)
                            ------------------------------------------------------------------------------------------

Balance at January 31, 2001   19,420,000      $ 194     $ 39,801     $69,426,067       $   82,067          $69,548,129
                            ==========================================================================================

    The accompanying notes are an integral part of these financial statements

                                                                                 Statement of Cash Flows for the Nine-
                                                                         Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                              January 31, 2001        January 31, 2000
                                                                            -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $ 13,607,605              $ 12,693,712
Adjustments to reconcile net income to net cash
    provided from operating activities:
    Loss on disposal of fixed assets                                                 92,398                         -
    Depreciation and amortization                                                   684,371                   254,850
    Deferred income taxes                                                          (185,000)                        -
    (Gain) loss on sales of available-for-sale securities                          (606,607)                 (143,728)
    (Increase) decrease in income tax receivable                                 (1,120,161)                        -
    (Increase) decrease in inventories                                           (1,047,687)                 (548,766)
    (Increase) decrease in other current assets                                    (375,409)                  (55,233)
    (Increase) decrease in other assets                                              37,275                         -
    Increase (decrease) in accounts payable                                        (433,618)                  339,037
    Increase (decrease) in commissions payable                                      125,125                   237,983
    Increase (decrease) in sales tax payable                                         10,612                     5,849
    Increase (decrease) in income taxes payable                                  (3,429,598)               (1,796,817)
    Increase (decrease) in other accrued liabilities                                282,253                   (14,966)
    Increase (decrease) in unearned revenue                                         554,301                   652,364
                                                                               ------------              ------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       8,195,860                11,624,285
                                                                               ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                                   (24,544,425)              (39,848,579)
    Proceeds from sale of available-for-sale securities                          24,744,291                35,121,196
    (Increase) decrease in notes receivable, officers,
          directors and employees                                                     2,783                  (248,838)
    (Advances to) repayments from related parties                                     1,818                  (236,970)
    (Increase) decrease in other assets                                                   -                  (988,925)
    Increase in restricted cash                                                    (264,593)               (3,638,680)
    Proceeds from sale of equipment                                                  68,000                         -
    Capital expenditures                                                         (4,984,762)               (5,854,798)
                                                                               ------------              ------------
NET CASH USED IN INVESTING ACTIVITIES                                            (4,976,888)              (15,695,594)
                                                                               ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase and retirement of common stock                                       (369,000)                        -
     Proceeds from long-term debt                                                 1,280,837                         -
     Principal payments on long-term debt                                           (53,978)                  (90,000)
                                                                               ------------              ------------
NET CASH PROVIDED FROM (USED IN)
   FINANCING ACTIVITES                                                              857,859                   (90,000)
                                                                               ------------              ------------
NET INCREASE (DECREASE) IN CASH &
   CASH EQUIVALENTS                                                               4,076,831                (4,161,309)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           43,870,755                45,426,920
                                                                               ------------              ------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                       $ 47,947,586              $ 41,265,611
                                                                               ============              ============

   The accompanying notes are an integral part of these financial statements.

                                                                              Statement of Cash Flows for the Nine-
                                                                      Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                           January 31, 2001       January 31, 2000
                                                                         --------------------   --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the year for:

         Interest                                                           $    116,838             $    142,522

         Income taxes                                                       $ 12,236,340             $ 10,054,702


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

      Net change in unrealized holding gains or losses on
      available -for-sale securities, net of deferred
      income tax (benefit) of $19,000 and ($48,525)                         $     30,372            ($     72,775)


   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                January 31, 2001 (Unaudited)
--------------------------------------------------------------------------------

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of January 31, 2001 and 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of January 31, 2001 and 2000 and for the three and nine-month periods ended January 31, 2001 and 2000. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended January 31, 2001 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2001.

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

Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers and directors of the Company, to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The twenty-year lease requires a monthly rental payment of $60,000. The Company is committed to expand the training and meeting facility space in Miami, Florida in the near future. Management is currently reviewing various alternatives for expansion. The Company may construct an additional $1.85 million training and meeting facility on this leased property or lease a facility on a separate piece of property owned by the same related company. The amount of rent expense under this agreement aggregated to $180,000 and $540,000 for the three and nine-month periods ended January 31, 2001, respectively. The related company owed the Company $5,160 at January 31, 2001.

The Company also has a 33-year net ground lease with a related company, owned by Mr. and Mrs. Ridinger, for land in Greensboro, North Carolina on which the Company's new office and distribution center was constructed. Required rental payments under the original lease were $10,666 per month. In October 2000, the agreement was amended to require monthly rental payments of $17,000. The amount of rent expense under this agreement aggregated to $51,000 and $121,330 for the three and nine-month periods ended January 31, 2001, respectively.

Notes receivable, officers, directors and employees included amounts due from officers and directors of $ 416,712 at January 31, 2001.

All of the Company's leasehold improvements are to properties leased from related companies owned by Mr. and Mrs. Ridinger.

Related party transactions in past periods are more fully described in the Company's most recent annual report on Form 10-K.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $60.6 million as of January 31, 2001 compared to $55.8 million as of April 30, 2000. The $60.6 million as of January 31, 2001 was comprised of $47.9 million of unrestricted cash, $2.9 million of restricted cash and $9.8 million of available-for-sale securities.

The restricted cash consisted primarily of certificates of deposit, which were restricted for use as collateral under a guarantee of a $5.3 million loan extended by a financial institution to a related company controlled by Mr. and Mrs. James H. Ridinger, officers and directors of the Company, during fiscal 2000. The related company used the proceeds from the loan to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is to be used for direct sales training and education as well as other corporate functions (see Related Party Transactions in the Notes to Financial Statements above). The Company is committed to expand the training and meeting facility space in Miami, Florida in the near future. Management is currently reviewing various alternatives for expansion. The Company may construct an additional $1.85 million training and meeting facility on this leased property or lease a facility on a separate piece of property owned by the same related company.

The available-for-sale debt securities consist of obligations of governmental agencies and commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arise.

In July 2000, the Company completed its new 102,000 square foot office and distribution facility in Greensboro, North Carolina. The Company financed the building with approximately $2.5 million of cash from operations and a five-year $2.1 million loan bearing interest at 7.625% annually. The loan requires 59 monthly payments of $19,750, including interest, with a balloon payment of all outstanding principal and interest due as the 60th payment. The building was constructed on land leased from a related company (see "Related Party Transactions" in the Notes to Financial Statements above).

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company controlled by Mr. and Mrs. Ridinger. The related company used the loan proceeds to purchase the land on which the Company constructed its new office and distribution facility in Greensboro, North Carolina. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

Management believes that its current level of cash and cash equivalents and its cash provided by operations will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.

The $3.4 million decrease in cash provided from operating activities is primarily due to larger estimated federal income tax payments and a change in the Company's multi-state allocation methodology which resulted in a $1.1 million receivable.

The significant change in cash used in investing activities between the nine-month periods ending January 31, 2001 and 2000 is attributed to a decision by management during fiscal 2000 to restrict $3.64 million for the purposes of expanding corporate facilities in both North Carolina and Florida. During the nine-month period ended January 31, 2000, the Company converted approximately $4.93 million more of cash into available-for-sale securities than during the comparable fiscal 2001 period.

The increase in cash provided by financing activities is due to loan proceeds obtained to finance the new headquarters and distribution facility in Greensboro, North Carolina.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

The Company's sales continued to grow during the three and nine-month periods ended January 31, 2001. Net sales increased 0.5% to $32.6 million from $32.4 million for the quarter ended January 31, 2001 compared to the same period in 2000. Net sales also increased by 3.5% to $101.4 million from $98.0 million for the nine-month period ended January 31, 2001 compared to the same period in 2000. In management's judgment, fiscal 2001 sales through January 31, 2001 have not maintained historical growth rates due primarily to the following:

o Corporate sales and marketing personnel and field sales and distribution managers focused their efforts on the development, retooling, implementation and training on our new Internet programs/products and the revised Preferred Customer Program.
o Operations challenges associated with the move into the new facility in Greensboro, North Carolina.
o Communication, training and implementation of procedural revisions to the placement/submittal of distributor orders for commissionable products.

Management believes that the above factors contributed to a 14.5% decline in the Company's distributor base during the nine-month period ended January 31, 2001. However, with the above factors behind the Company and the reduction of the distributor base, management was satisfied with the 3.5% sales increase. Management does not believe that the decline in the distributor base is a continuing trend. Management believes that the decline will be reversed now that the above factors are behind the Company.

Commission expense was $14.1 million and $15.2 million for the three-month periods ended January 31, 2001 and 2000, respectively. Commission expense was $44.5 million and $45.0 million for the nine-month periods ended January 31, 2001 and 2000, respectively. Commissions, as a percentage of sales, were 43.3% and 47.1% for the three-month periods ended January 31, 2001 and 2000, respectively, and 43.9% and 45.9% for the nine-month periods ended January 31, 2001 and 2000, respectively. Management anticipates that commission expense will range from 43% to 47% of sales on an annual basis.

General and administrative expenses were $4.3 million and $3.9 million for the three-month periods ended January 31, 2001 and 2000, respectively, and $12.2 million and $10.0 million for the nine-month periods ended January 31, 2001 and 2000, respectively. As a percentage of sales, general and administrative expenses were 13.3% and 12.0% for the three-month periods ended January 31, 2001 and 2000, respectively, and 12.0% and 10.2% for the nine-month periods ended January 31, 2001 and 2000, respectively. For the three and nine-month periods ended January 31, 2001 and 2000, other general and administrative expenses included the following items:

                                           Three-Months                         Nine-Months
                                         Ended January 31,                    Ended January 31,
                                       2001             2000                2001             2000
                                    -----------      -----------         -----------      -----------
Repairs and maintenance             $   110,345      $   140,898         $   706,856      $   235,690
Legal and professional fees             233,346          265,273             557,436        1,036,365
Insurance                               278,464           60,895             520,317          525,721
Other taxes and licenses                137,406          192,172             472,525          441,700
Utilities                                72,883           56,416             251,548          236,568
Other                                   988,589          738,491           2,339,662        1,573,192
                                    -----------      -----------         -----------      -----------
                                    $ 1,821,033      $ 1,454,145         $ 4,848,344      $ 4,049,236
                                    ===========      ===========         ===========      ===========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The increase in salary expense for the fiscal 2001 periods is primarily due to additional human resources added in the computer and internet departments in order to expand internet related products available to the Company's distributors. The Company has also increased human resources in its field development department in order to increase recruiting.

Management decisions during fiscal 2000 to upgrade facilities in both Greensboro, North Carolina and Miami, Florida in order to better serve the needs of the Company's distributors has led to increased general and administrative expenses in several areas. The rise in consulting costs for the nine-month period ended January 31, 2001 can be attributed to renovations of the Miami training and office facility. The capitalized costs of these facilities and the equipment and furnishings for both resulted in increased depreciation expense for the fiscal 2001 periods.

Repairs and maintenance costs were higher during the nine-month fiscal 2001 period due to larger expenditures associated with the Company's yacht and Miami training and office facility than were incurred during the comparable fiscal 2000 period.

Legal and professional fees were down in the fiscal 2001 periods, compared to the comparable prior year period, due to costs during fiscal 2000 associated with the settlement of the Securities and Exchange Commission administrative proceeding and costs incurred defending the Company in a lawsuit brought by various former distributors. These events are more fully described in the Company's latest annual report on Form 10-K for the fiscal year ended April 30, 2000.

Insurance expense was higher during the three-month period ended January 31, 2001 compared to the same fiscal 2000 period as a result of a large stop-loss refund received under the Company's self-insured program for health insurance during the fiscal 2000 period. Management expects insurance expense to be slightly higher for the year ended April 30, 2001 compared to fiscal 2000 due to additional costs associated with the new headquarters and distribution facility and related equipment in Greensboro, North Carolina.

The increase in other operating expenses during the three-month fiscal 2001 period is due to an accrual of an additional $387,487 for the settlement of a previously reported lawsuit brought against the Company by various former distributors. As previously reported in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the United States District Court for the Middle District of North Carolina entered a judgment against the Company in the amount of $959,106 with respect to a number of claims made against the Company by various former distributors. In connection with that judgement, the Company filed a Motion for Judgement as a Matter of Law seeking to eliminate or reduce the amount of the judgment on various grounds. This matter was concluded during the three-month period that ended January 31, 2001 resulting in a final judgement against the Company in the amount of $787,487. The Company had previously accrued $400,000 towards the settlement of this matter. Without this settlement costs, other operating expenses would have been approximately
$21,000 less during the three-month fiscal 2001 period than the three-month fiscal 2000 period. Excluding this one time settlement charge, other general and administrative costs for the nine-month fiscal 2001 period were $412,000 higher than the comparable 2000 period. The increase is a result of higher travel costs due to the Company's emphasis on distributor recruiting which has led to an increased corporate presence at recruiting meetings and events. The Company has also increased its charitable contributions by 75% over the amount donated in fiscal 2000.

The effective income tax rate for the nine months ended January 31, 2001 was 35.5%, compared to 38.6% for the nine months ended January 31, 2000. During the current year the effective rate of the company's state income tax accruals is lower than prior years due to the company's muti-state allocation methodology. The total effective tax rate is approximately 4.8% lower for the nine-month period ended January 31, 2001 than it otherwise would have been.

The Company has amended several prior year state income tax returns due to a change in its multi-state allocation methodology claiming refunds of approximately $2.5 million. As of January 31, 2001 the refunds have not been recorded pending approval by state taxing authorities.

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


ITEM 3  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosure about Market Risks," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

PART II


ITEM 1  LEGAL PROCEEDINGS

        As previously reported in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the United States District Court for the Middle District of North Carolina entered a judgment against the Company in the amount of $959,106 with respect to a number of claims made against the Company by various former distributors. In connection with that judgment, the Company filed a Motion for Judgment as a Matter of Law seeking to eliminate or reduce the amount of the judgment on various grounds. This matter was settled during the three-month period that ended January 31, 2001 resulting in a final judgement against the Company in the amount of $787,487.

        The Company is periodically involved in routine litigation incidental to its business, including litigation involving distributor terminations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                     MARKET AMERICA, INC.
                     (Registrant)




Date: March 16, 2001              /s/ James H. Ridinger
----------------------            -----------------------------------
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