Form 10-Q/A
period 2001-01-31
MARKET AMERICA INC
filed 2001-04-10
CIK 880121

                                 UNITED STATES
                                 SECURITIES AND
                              EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

         Statement of Operations for the Three and Nine-Month Periods Ended
          January 31, 2001 and 2000 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Nine-
          Month Periods Ended January 31, 2001 and 2000 (Unaudited)

         Statement of Cash Flows for the Nine-Month Periods Ended
          January 31, 2001 and 2000 (Unaudited)

         Notes to Financial Statements as of January 31, 2001 (Unaudited)

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                        January 31, 2001 and April 30, 2000
-----------------------------------------------------------------------------------------------


                                                        (Unaudited)
                                                      January 31, 2001           April 30, 2000
                                                     -------------------       ------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 47,947,586             $ 43,870,755
     Securities available-for-sale                             9,750,934                9,299,820
     Income tax receivable                                     1,120,161                       --
     Advances to related parties                                   5,160                    6,978
     Notes receivable, officers, directors
         and employees                                           423,175                  425,958
     Inventories                                               3,478,421                2,430,734
     Deferred tax assets                                         575,000                  404,000
     Other current assets                                        526,690                  151,281
                                                     -------------------       ------------------

            Total current assets                              63,827,127               56,589,526
                                                     -------------------       ------------------

PROPERTY AND EQUIPMENT
     Yacht                                                     3,610,000                3,610,000
     Building                                                  4,616,905                       --
     Furniture and equipment                                   5,201,746                3,007,076
     Building construction in progress                                --                3,076,870
     Software                                                    397,000                  306,975
     Leasehold improvements                                    1,247,367                  348,410
                                                     -------------------       ------------------
                                                              15,073,018               10,349,331

     Less accumulated depreciation and
         amortization                                          1,664,818                1,093,028
                                                     -------------------       ------------------

            Total property and equipment                      13,408,200                9,256,303
                                                     -------------------       ------------------

OTHER ASSETS
     Restricted cash                                           2,902,228                2,637,635
     Other                                                     1,232,821                1,282,000
                                                     -------------------       ------------------
            Total other assets                                 4,135,049                3,919,635
                                                     -------------------       ------------------

TOTAL ASSETS                                                $ 81,370,376             $ 69,765,464
                                                     ===================       ==================


   The accompanying notes are an integral part of these financial statements.

                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                       January 31, 2001 and April 30, 2000
--------------------------------------------------------------------------------------------------


                                                         (Unaudited)
                                                      January 31, 2001           April 30, 2000
                                                     -------------------       ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                       $    80,926              $    73,949
     Accounts payable - trade                                  1,661,831                2,095,449
     Commissions payable                                       2,667,250                2,542,125
     Sales tax payable                                           856,066                  845,454
     Income taxes payable                                        212,796                3,642,394
     Other accrued liabilities                                 1,119,735                  837,481
     Unearned revenue                                          3,248,547                2,694,246
                                                     -------------------       ------------------

         Total current liabilities                             9,847,151               12,731,098
                                                     -------------------       ------------------

LONG-TERM DEBT                                                 1,975,096                  755,214
                                                     -------------------       ------------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
        800,000,000 shares authorized;
        19,420,000 and 19,550,000 shares issued
        and outstanding at January 31, 2001 and
        April 30, 2000, respectively                                 194                      195
     Additional paid-in-capital                                   39,801                   39,801
     Retained earnings                                        69,426,067               56,187,461
     Accumulated other comprehensive income:
        Unrealized gains on available-for-sale
        securities, net of deferred taxes                         82,067                   51,695
                                                     -------------------       ------------------

         Total stockholders' equity                           69,548,129               56,279,152
                                                     -------------------       ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $81,370,376              $69,765,464
                                                     ===================       ==================


   The accompanying notes are an integral part of these financial statements.

                                                                                 Statement of Operations for the Three and
   MARKET AMERICA, INC.                                     Nine-Month Periods Ended January 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------


                                                Three-Month Periods Ended                 Nine-Month Periods Ended
                                                -------------------------                 ------------------------

                                           January 31, 2001     January 31, 2000     January 31, 2001    January 31, 2000
                                           ----------------     ----------------     ----------------    ----------------
   SALES                                       $ 32,564,585         $ 32,392,382        $ 101,416,349        $ 98,015,294

   COST OF SALES                                  8,450,477            7,984,405           26,570,136          24,617,996
                                       --------------------  -------------------   ------------------  ------------------

   GROSS PROFIT                                  24,114,108           24,407,977           74,846,213          73,397,298
                                       --------------------  -------------------   ------------------  ------------------

   SELLING EXPENSES
          Commissions                            14,107,445           15,243,384           44,533,385          45,003,295
                                       --------------------  -------------------   ------------------  ------------------
                                                 14,107,445           15,243,384           44,533,385          45,003,295
                                       --------------------  -------------------   ------------------  ------------------

   GENERAL and ADMINISTRATIVE
   EXPENSES
          Salaries                                1,804,410            1,778,152            5,171,301           4,382,111
          Lease expense                             279,427              446,779              914,437             948,827
          Depreciation & amortization               358,619               89,811              684,371             254,850
          Consulting                                 53,161              106,749              566,868             323,279
          Other operating expense                 1,821,033            1,454,145            4,848,344           4,049,236
                                       --------------------  -------------------   ------------------  ------------------
                                                  4,316,650            3,875,636           12,185,321           9,958,303
                                       --------------------  -------------------   ------------------  ------------------

   INCOME FROM OPERATIONS                         5,690,013            5,288,957           18,127,507          18,435,700
                                       --------------------  -------------------   ------------------  ------------------

   OTHER INCOME (EXPENSE)
          Interest income                           787,974              703,413            2,121,720           1,619,336
          Interest expense                          (64,569)            (136,298)            (116,838)           (142,522)
          Dividend income                                26                   --                1,443              71,449
          Realized gain (loss) on
             available-for-sale
             securities                             235,207               (4,844)             606,607             143,728
          Loss on disposal of assets                 19,765                   --              (92,398)                 --
          Miscellaneous                             136,660              213,621              461,623             556,622
                                       --------------------  -------------------   ------------------  ------------------

        Total other income (expense)              1,115,063              775,892            2,982,157           2,248,613
                                       --------------------  -------------------   ------------------  ------------------

   INCOME BEFORE TAXES                            6,805,076            6,064,849           21,109,664          20,684,313

   PROVISION FOR
   INCOME TAXES                                   2,179,742            2,465,861            7,502,059           7,990,601
                                       --------------------  -------------------   ------------------  ------------------

   NET INCOME                                  $  4,625,334         $  3,598,988        $  13,607,605        $ 12,693,712
                                       ====================  ===================   ==================  ==================

   BASIC EARNINGS PER
   COMMON SHARE                                $       0.24         $       0.18        $        0.70        $       0.64
                                       ====================  ===================   ==================  ==================

   WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
                                                 19,420,000           19,950,000           19,431,051          19,950,000
                                       ====================  ===================   ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                                                                    Statement of Changes in Stockholders' Equity for the
                                                                      Nine-Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------------


                                                          Additional                          Other
                                      Common Stock          Paid-in      Retained         Comprehensive
                                  Shares        Amount      Capital      Earnings             Income            Total
                            --------------------------------------------------------------------------------------------
Balance at April 30, 1999        19,950,000      $ 199    $ 39,801      $39,632,535          $     --        $39,672,535

Comprehensive Income:
     Reclassification
     adjustment for gains
     realized in net
     income, net of
     deferred taxes of
     $57,491                                                                                  (86,237)          (86,237)

     Unrealized holding
     gains on available-
     for-sale securities,
     net of deferred
     taxes of $8,973                                                                           13,462             13,462

     Net Income                                                          12,693,712                           12,693,712
                            --------------------------------------------------------------------------------------------

     Total Comprehensive

     Income                                                                                                   12,620,937
                                                                                                       -----------------

Balance at January 31, 2000      19,950,000      $ 199    $ 39,801      $52,326,247          $(72,775)       $52,293,472
                            ============================================================================================

Balance at April 30, 2000        19,550,000      $ 195    $ 39,801      $56,187,461          $ 51,695        $56,279,152

Comprehensive Income:
     Reclassification
     adjustment for gains
     realized in net
     income, net of
     deferred taxes of
     $226,738                                                                                (379,869)         (379,869)

     Unrealized holding
     gains on available-
     for-sale securities,
     net of deferred
     taxes of $240,862                                                                        410,241            410,241

     Net Income                                                          13,607,605                           13,607,605
                                                                                                       -----------------

     Total Comprehensive
     Income                                                                                                   13,637,977

Purchase and retirement of
   common stock                   (130,000)        (1)          --        (368,999)                --           (369,000)
                            --------------------------------------------------------------------------------------------

Balance at January 31, 2001      19,420,000      $ 194    $ 39,801      $69,426,067          $ 82,067        $69,548,129
                            ============================================================================================


    The accompanying notes are an integral part of these financial statements

                                                                                 Statement of Cash Flows for the Nine-
                                                                         Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------


                                                                            January 31, 2001       January 31, 2000
                                                                          --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $13,607,605             $  12,693,712
Adjustments to reconcile net income to net cash
    provided from operating activities:
    Loss on disposal of fixed assets                                                92,398                        --
    Depreciation and amortization                                                  684,371                   254,850
    Deferred income taxes                                                         (185,000)                       --
    (Gain) loss on sales of available-for-sale securities                         (606,607)                 (143,728)
    (Increase) decrease in income tax receivable                                (1,120,161)                       --
    (Increase) decrease in inventories                                          (1,047,687)                 (548,766)
    (Increase) decrease in other current assets                                   (375,409)                  (55,233)
    (Increase) decrease in other assets                                             37,275                        --
    Increase (decrease) in accounts payable                                       (433,618)                  339,037
    Increase (decrease) in commissions payable                                     125,125                   237,983
    Increase (decrease) in sales tax payable                                        10,612                     5,849
    Increase (decrease) in income taxes payable                                 (3,429,598)               (1,796,817)
    Increase (decrease) in other accrued liabilities                               282,253                   (14,966)
    Increase (decrease) in unearned revenue                                        554,301                   652,364
                                                                         -----------------      --------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                      8,195,860                11,624,285
                                                                         -----------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                                  (24,544,425)              (39,848,579)
    Proceeds from sale of available-for-sale securities                         24,744,291                35,121,196
    (Increase) decrease in notes receivable, officers,
          directors and employees                                                    2,783                  (248,838)
    (Advances to) repayments from related parties                                    1,818                  (236,970)
    (Increase) decrease in other assets                                                 --                  (988,925)
    Increase in restricted cash                                                   (264,593)               (3,638,680)
    Proceeds from sale of equipment                                                 68,000                        --
    Capital expenditures                                                        (4,984,762)               (5,854,798)

                                                                         -----------------      --------------------
NET CASH  USED IN INVESTING ACTIVITIES                                          (4,976,888)              (15,695,594)
                                                                         -----------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase and retirement of common stock                                      (369,000)                       --
     Proceeds from long-term debt                                                1,280,837                        --
     Principal payments on long-term debt                                          (53,978)                  (90,000)
                                                                         -----------------      --------------------
NET CASH PROVIDED FROM (USED IN)
   FINANCING ACTIVITES                                                             857,859                   (90,000)
                                                                         -----------------      --------------------

NET INCREASE (DECREASE) IN CASH &
   CASH EQUIVALENTS                                                              4,076,831                (4,161,309)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                          43,870,755                45,426,920
                                                                         -----------------      --------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                       $47,947,586             $  41,265,611
                                                                         =================      ====================


   The accompanying notes are an integral part of these financial statements.

                                                                                 Statement of Cash Flows for the Nine-
                                                                         Month Periods Ended January 31, 2001 and 2000
MARKET AMERICA, INC.                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                          January 31, 2001        January 31, 2000
                                                                         --------------------   ----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the year for:

         Interest                                                                $   116,838             $    142,522

         Income taxes                                                            $12,236,340             $ 10,054,702


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

      Net change in unrealized holding gains or losses on
      available-for-sale securities, net of deferred
      income tax (benefit) of $19,000 and ($48,525)                              $    30,372            ($     72,775)


   The accompanying notes are an integral part of these financial statements.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                               January 31, 2001 (Unaudited)
-------------------------------------------------------------------------------


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

Management believes that the above factors contributed to the distributor base growing by only 8% over the nine-month period ended January 31, 2001 compared to 12% for the nine-month period ended January 31, 2000. However, with these factors behind the Company, management was satisfied with the 3.5% sales increase. Management believes that the growth rate in the distributor base will improve now that the above factors are behind the Company

Commission expense was $14.1 million and $15.2 million for the three-month periods ended January 31, 2001 and 2000, respectively. Commission expense was $44.5 million and $45.0 million for the nine-month periods ended January 31, 2001 and 2000, respectively. Commissions, as a percentage of sales, were 43.3% and 47.1% for the three-month periods ended January 31, 2001 and 2000, respectively, and 43.9% and 45.9% for the nine-month periods ended January 31, 2001 and 2000, respectively. Management anticipates that commission expense will range from 43% to 47% of sales on an annual basis.

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

                                                     Three-Months                         Nine-Months
                                                    Ended January 31,                  Ended January 31,
                                                   2001         2000         2001            2000
                                                ----------   ----------   ----------   -----------------
Repairs and maintenance                         $  110,345   $  140,898   $  706,856      $  235,690
Legal and professional fees                        233,346      265,273      557,436       1,036,365
Insurance                                          278,464       60,895      520,317         525,721
Other taxes and licenses                           137,406      192,172      472,525         441,700
Utilities                                           72,883       56,416      251,548         236,568
Other                                              988,589      738,491    2,339,662       1,573,192
                                                ----------   ----------   ----------      ----------
                                                $1,821,033   $1,454,145   $4,848,344      $4,049,236
                                                ==========   ==========   ==========      ==========

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

                  None

--------------------------------------------------------------------------------

                                    SIGNATURE

--------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              MARKET AMERICA, INC.
                              (Registrant)




Date: April 10, 2001                       /s/ James H. Ridinger
---------------------------                -----------------------------------
                                           James H. Ridinger, President and CEO
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q
                                  EXHIBIT INDEX

 Exhibit
 Number                                     Identification
-----------                                 -----------------

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