Form 10-K
period 2001-04-30
MARKET AMERICA INC
filed 2001-07-26
CIK 880121

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2001 Commission File No. 000-23250

                              MARKET AMERICA, INC.

             (Exact Name of Registrant as Specified in its Charter)

         North Carolina                                        56-1784094
-------------------------------                           ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

1302 Pleasant Ridge Road,  Greensboro, NC                         27409
 ----------------------------------------                       ----------
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (336) 605-0040
         --------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Check if the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates (based on the July 24, 2001 closing sale price of $4.03) was $13,481,761 million. The Common Stock is traded over-the-counter and quoted through the OTC Bulletin Board. As of July 24, 2001, 19,420,000 shares of the Common Stock were outstanding.

                      Documents Incorporated by Reference:

Certain information from the Notice and Information Statement for the registrant's annual meeting of stockholders, scheduled to be held October 1, 2001, is incorporated by reference in Part III, Items 10,11, 12 and 13 of this report.

                                     PART I



Item 1.  Business

Introduction

Market America is a nine-year-old marketing and distribution company. The Company has taken attributes of traditional franchising and network distribution systems and combined them into a unique marketing plan, referred to as The UnFranchise(R). The UnFranchise(R) combines the one-to-one marketing concepts of direct selling with the systemization concepts of franchising.

Market America, Inc. sells an assortment of consumer-oriented products and services, including customized apparel, automotive lubricants, enzyme-activated cleaning and soil conditioning products, biologically activated hydrocarbon remediation products, water filters, household cleaning products, gourmet coffee, flower arrangements, dietary and nutritional supplements, vitamins, photographic services, personal protection devices, jewelry, a full line of custom-blended cosmetics, a separate line of cosmetics developed especially for teenagers, personal care products including skin and hair care products and bath products, personal development products and various marketing support materials. The Company operates through a network of approximately 80,000 independent distributors.

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


Products and Manufacturing

Market America offers a wide variety of market-driven products and services. These products and services are presented in a unique marketing environment known as the Market America "Mall without Walls(TM)." The Company presents its products within this virtual mall atmosphere in a broad assortment of "stores". These stores do not constitute market segments but, rather, represent a positioning of the products for marketing purposes.

In the last three fiscal years, the only product or class of similar products or services whose sales exceeded 10% of the Company's gross revenue was OPC-3, or Oligomeric Proanthocyanidins, which represented 32.2% of gross revenue during the fiscal year ended April 30, 2001. During the years ended April 30, 2000 and 1999, OPC-3 constituted 31.2% and 30.6%, respectively, of gross revenue.

As a product brokerage company, the Company does not engage in manufacturing activities. All products sold by the Company are purchased from unrelated suppliers. Virtually all of the Company's products are sold under trade names that are exclusive to the Company under contracts that protect the trade names and prevent them from being used by other direct sales companies. This strategy provides flexibility in introducing new products and withdrawing products from the market, and minimizes capital investment and product liability exposure. One supplier, Purity Technologies Inc. (formerly Isotonix Corporation), a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3, that accounted for 49.8% of the Company's gross sales in fiscal year 2001, 46.0% in fiscal year 2000 and 44.0% in fiscal year 1999, under a contract dating from 1993. In order to reduce the risk of reliance on a single manufacturer, the Company is continually in the process of identifying alternative sources for its products.

Marketing

Sales of the Company's products are primarily dependent upon the efforts of the Company's independent distributors and preferred customers. Distributor growth is important to continued success in the direct selling industry. The Company had 80,270, 73,214 and 66,394 active distributors during the years ended April 30, 2001, 2000 and 1999, respectively. In order to qualify as an "active" distributor, individuals must meet certain sales, reporting and management requirements. Management expects the number of active distributors to continue to grow as the Company's product lines expand and as distributor recruitment increases.

The Company believes its distributor compensation plan is one of the most financially rewarding in the direct selling industry. Distributor commissions are calculated and paid weekly based on "business volume", which is a cumulative measure of distributor or wholesale cost of goods purchased and sold by distributors. Commissions are the Company's most significant expense and represented approximately 42.81%, 44.56% and 45.03% of net sales volume for the years ended April 30, 2001, 2000 and 1999, respectively. The decrease in commission expense as a percentage of sales during fiscal 2001 may be attributed to a change in the product mix of commissionable product purchased by distributors. However, the commission payout as a percentage of business volume earned through commissionable product sales has remained constant from fiscal 2000 to fiscal 2001.

The Company's product return policy allows retail customers to return a product to a distributor and receive a full cash refund within three business days. The Company reimburses any distributor who then provides proper documentation and the returned product within thirty days.

The Company will refund the costs of returned marketable and unused products by a distributor within one year of purchase, less a 10% restocking fee.

The Company, upon receipt of proper documentation from the distributor, will replace product that was damaged during shipment. Returns of marketable and unused products have not been significant in any of the past three fiscal years.


New Product Status

Market America continually searches for new, innovative, market-driven products and services. The Product Development Department carefully follows market trends, as well as new published research available through select trade journals. Market America also obtains valuable product information from its substantial network of contacts around the world, including manufacturers, scientific authorities, field representatives, and the Direct Selling Association. Using a systemized approach, the management team reviews information and selects new products and services over a pre-determined period of time to meet sensitive timelines. Standards for product selection include guidelines for optimal levels of inventory for maximum results from a new product launch.

Market America expects to continue to develop its health and nutrition product line, adding products to enhance lifestyle and longevity. During fiscal 2001, the Company began development of a secretagogue human growth hormone (HGH) enhancer. The enhancer uses a special blend of nutritional ingredients that naturally increase the production and release of HGH by the pituitary gland. When specific amino acids and nutrients are combined in a precise peptide formulation with other biologically active nutrients and taken as directed, they effectively raise HGH levels in the body. Due to delays in product introduction to the marketplace, the Company did not ship any HGH until early May 2001. Upon shipment, the Company recognized approximately $1 million of revenue from the first time orders of this product.

During fiscal 2000, Market America formed an Internet Advisory Board (IAB), comprised of seven experts in the Internet field, for the purpose of advising and developing an Internet site which would enhance distributors' business opportunities. In August 2000, Phase II, of a three-phase program, was completed. Phase II provided distributors with the option to have e-commerce available on a custom web site allowing them to receive and process transactions through the Internet. Phase III was completed during February 2001. The completion of Phase III included the introduction of Market America WebCenters. The WebCenters provide distributors with the ability to market web sites with e-commerce capabilities to small business owners.


Backlog

The Company typically ships products within 24 hours after the receipt of the order. As of April 30, 2001, the Company had no significant backlog.


Employees

At April 30, 2001 the Company employed 249 persons at its Greensboro, North Carolina corporate headquarters and distribution center and 19 persons at its Miami, Florida location. Unions do not represent any of the Company's employees. The Company believes that its employee relations are satisfactory.


Seasonality

The Company's revenues and business operations have not experienced significant seasonal fluctuations, and management does not expect this to be a concern in the future.


Trademarks, Patents and Proprietary Information

"Market America, Inc." and "Market America Mall without Walls" are registered as the Company's service marks. The Company has also obtained registered trademarks for "The Unfranchise," a name it uses to designate its marketing system. The Company also has various registered product trademarks, including its "Motives" customized cosmetics, "Thermochrome 5000" nutritional supplement, "Royal Spa" personal care products, "Ultimate Aloe" nutritional supplements and personal care products, "Mineral Blast" nutritional supplement, "Glucosatrin" nutritional supplement and "Clear Shield" and "Vitashield" skin care products. The Company holds no patents.

The Company regards its marketing plan as proprietary and has implemented protective measures of both a legal and a practical nature to ensure that it retains that status. The Company derives such protection by contract with distributors and by keeping its software program confidential. Access to the Company's proprietary marketing plan software is limited to those with a need to know. The Company seeks to protect its official literature by means of copyright protection. The Company aggressively pursues anyone who violates its proprietary rights and distributor non-competition and non-solicitation contractual provisions. Litigating risks always exist in the protection of such rights. The Company also believes that such factors as innovation, expertise and market responsiveness are of equal importance with the legal protections described above.


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

The Company believes that its leading competition, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional products and nutritional direct selling markets include Nature's Sunshine Products, Inc., Nu Skin International Inc., Herbalife International Inc., Shaklee Corporation and Usana Inc. The Company believes there are other manufacturers of competing product lines that may or intend to launch direct selling enterprises, which will compete with the Company in certain of its product lines and for distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by such increased competition.


Government Regulation and Compliance with Environmental Laws

As a distributor without any manufacturing processes, the Company has avoided material capital expenditures to comply with Federal, state, or local environmental laws. The Company does not expect this to change in the foreseeable future.

As a product broker and distributor of consumer nondurable goods, the Company and its products are subject to extensive government regulations. The Food and Drug Administration, Federal Trade Commission, Environmental Protection Agency, and Consumer Product Safety Commission are a few of the governmental agencies responsible for regulating and monitoring the Company's products. Product labeling, distribution, packaging, advertising, and content are all subject to intense laws and regulations. The Company believes it is in substantial compliance with all laws and regulations, but there is no assurance that legislation or regulations adopted in the future will not adversely affect the Company's operations.

Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants into the scheme. Often such schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally the laws directed at such schemes attempt to ensure that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in the organizations themselves or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system.

The Company remains subject to the risk that, in one or more of its present or future markets, its marketing system or the conduct of certain of its distributors could be found not to be in compliance with applicable laws and regulations. Failure by the Company or its distributors to comply with these laws could have an adverse effect on the Company in a particular market or in general. The Company monitors the activities of its distributors through its national meeting, training and seminar system, in accordance with the management and supervisory responsibilities of its higher level distributors, certified trainers and advisory council members. Through such efforts the Company seeks to minimize the possibility of unauthorized conduct by any distributor.

The Company cannot predict the nature of any future law, regulation, interpretation or application, nor can it predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on its business in the future. It is possible that such future developments may require revisions to the Company's marketing program. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

Markets

The Company's primary markets have been in the United States, Canada, and most U.S. possessions. Approximately 7.8%, 5.7% and 3.7% of the Company's sales in fiscal 2001, 2000 and 1999, respectively, were outside the United States.

If business factors continue to be favorable, management intends on expanding operations to Australia during the fourth quarter of fiscal 2002.


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

Risk of Distributor Defections. Large-scale distributor defections have long been common in the direct sales industry. The recruitment and retention of independent distributors is vital to the long-term success of the Company. Management devotes considerable time and effort to the marketing of the Company's marketing plan and products. The Company's annual convention, leadership school, moving up seminars, and various sales tapes and videos are marketing tools utilized by the Company. None of these things, however, can provide full assurance that current distributors will not leave the business.

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


Item 2.  Properties

During the year ended April 30, 2001, the Company leased a 40,000 square foot building, in Greensboro, North Carolina. The lease covering this property was terminated without penalty on July 10, 2000 when the Company moved into a new corporate office and distribution center it had been constructing since the summer of 1999. The new 102,000 square foot building in Greensboro, North Carolina serves as the Company's headquarters and primary distribution center. Management believes that this facility will meet the Company's needs for office and distribution space for the foreseeable future. The Company has a five-year $2.1 million mortgage with a fixed interest rate of 7.625%. The loan requires monthly payments, including interest, of approximately $20,000 for fifty-nine months with all remaining principal and interest due sixty months from loan inception. The land on which the building resides is leased under a 33-year net ground lease with a related company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company.

In addition, the Company leases a 6,000 square foot warehouse in Brampton, Ontario for distribution of products to Canadian distributors. The lease agreement requires a $3,200 monthly payment in US dollars and expires on November 25, 2001.

The Company also leases office and meeting space in Miami, Florida for use in direct sales training and education as well as other corporate functions. The lease agreement is for twenty years and requires a $60,000 monthly payment. The lease is renewable for an additional twenty-year period. Management has committed to expand the meeting and training facilities in Miami, Florida during fiscal 2002 in order to provide additional space for distributor events and corporate meetings. In March 2001, the Company paid $1.1 million in earnest money for the purchase of a facility in Miami, Florida. This transaction closed in June 2001 with an additional cash payment of $2.46 million. The Company will lease the land on which the facility resides from a related company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined.


Item 3.  Legal Proceedings

On April 27, 1999, judgment was entered in the case of Market America vs. Rossi, et al, by the United States District Court for the Middle District of North Carolina. This case involved termination of a group of Distributors for violation of the Company's former Independent Distributor Agreement. During the litigation of that case, the Company revised its Independent Distributor Agreement. The revised Independent Distributor Agreement has been upheld in the North Carolina courts since that revision and the North Carolina Court of Appeals has specifically endorsed the company's ability to enter into covenants not to compete with its distributors. As a result, the Rossi case has no continuing impact on the Company or its Distributors all of whom are subject to the revised Independent Distributors Agreement. It is however important to note that many of the Defendants in the Rossi case were earning substantial commissions from the Company at the time of their terminations. The Courts held that the Defendants were only entitled to receive commissions through the Company's annual renewal date of all Distributor Agreements which amounted to a total of less than $170,000 for all Defendants. Moreover, the Defendants' actions which led to their terminations ultimately resulted in their loss of commissions far in excess of the total award in the cases which amounted to $787,487, including interest. The Company has satisfied all monetary awards.

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

PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market under the symbol MARK.OB. Quotations are published through the OTC Bulletin Board. The following information reflects the actual reported range of high and low bid quotations for the Company's common stock for each quarter within the fiscal years ended April 30, 2001 and 2000 and as of a recent date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              Year Ending             Year Ending
                             April 30, 2001          April 30, 2000
                             --------------          --------------

                              High      Low          High        Low
                              ----      ---          ----        ---


First Quarter                $5-1/8    $3-7/8        $10        $3-7/8
Second Quarter                5         3-5/8         6-7/8      4-5/16
Third Quarter                 4-1/16    2-7/8         5-9/16     4-1/2
Fourth Quarter                4-1/20    3-1/4         5          3-3/4


The closing sale price for the Company's common stock on July 24, 2001 was $4.03. As of that date, there were 467 shareholders of record of the Company's common stock. The Company has never declared or paid any dividends on its Common Stock since its inception. Management has no plans to declare any dividends in the near future but may re-evaluate the Company's dividend policy as various factors change.

Item 6.     Selected Financial Data


Income Statement Data:

                             ---------------------------Year Ended April-----------------------------
                                                                30,
                                 2001           2000           1999           1998           1997
                             ------------------------------------------------------------------------
Operating Revenues           $138,513,706   $135,965,263   $110,347,824   $ 87,531,005   $ 66,281,671

Income from Operations         24,928,785     25,894,708     21,076,766     17,339,402     13,276,101

Income before Income Taxes     29,326,141     28,846,046     23,585,650     18,783,209     14,275,790

Net Income                     20,212,394     17,790,922     14,191,025     10,840,540      8,471,221

Net Income Per Common
  Share                              1.04           0.89           0.71           0.54           0.43

Balance Sheet Data:

                           -------------------------Years Ended April 30,-------------------------
                              2001           2000           1999           1998           1997
                           -----------------------------------------------------------------------
Working Capital            $59,501,154    $43,858,428    $38,560,369    $24,496,643    $14,172,686

Inventories                  3,296,701      2,430,734      1,852,487      1,468,321      1,244,586

Total Assets                92,433,090     69,765,464     48,998,497     33,584,430     21,691,428

Current Ratio                      5.2            4.4            5.1            4.1            3.1

Quick Ratio                        4.9            4.2            4.8            3.9            2.9

Long-Term Debt               1,955,346        755,214         10,000        164,315        281,707

Shareholders' Equity        76,100,087     56,279,152     39,672,535     25,481,510     14,640,970

Return on
Shareholders' Equity (1)          30.5%          37.1%          43.6%          54.0%          81.4%


(1) Net income divided by average shareholders' equity.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The following table summarizes the Company's operating results for the three most recent fiscal years. All amounts are in millions of dollars, except for the earnings per share data.

Fiscal Year Ended               April 30,       2001          April 30,       2000            April 30,      1999
                              ------------------------      -------------------------       ------------------------
Sales Revenue                     $138.5       100.0%           $136.0        100.0%            $110.3       100.0%

Cost of Sales                       36.4        26.3%             34.0         25.0%              28.0        25.4%
                              ------------------------      -------------------------       ------------------------
     Gross Profit                  102.1        73.7%            102.0         75.0%              82.3        74.6%

Selling Expenses:

Commissions                         59.3        42.8%             60.6         44.6%              49.7        45.0%

General and Administrative
     Expenses:

Salaries                             8.5         6.2%              6.9          5.1%               5.1         4.6%
Professional fees                    0.9         0.6%              1.2          0.9%               1.3         1.2%
Rent expense                         1.2         0.9%              1.4          1.0%               1.0         0.9%
Insurance                            0.8         0.6%              0.8          0.6%               0.6         0.5%
Other taxes and licenses             0.8         0.6%              0.6          0.4%               0.5         0.4%
Utilities                            0.3         0.2%              0.4          0.3%               0.3         0.3%
Consulting                           0.6         0.4%              0.8          0.6%               0.3         0.3%
Depreciation and
   amortization                      0.9         0.6%              0.4          0.3%               0.2         0.2%
Repairs and maintenance              0.8         0.6%              0.6          0.4%               0.1         0.1%
Other operating expenses             3.1         2.2%              2.4          1.9%               2.1         1.9%
                              ------------------------      -------------------------       ------------------------

Total General and
   Administrative Expenses          17.9        12.9%             15.5         11.5%              11.5        10.4%
                              ------------------------      -------------------------       ------------------------

Income From Operations              24.9        18.0%             25.9         19.0%              21.1        19.1%

Other Income (Expense)               4.4         3.2%              2.9          2.2%               2.5         2.3%
                              ------------------------      -------------------------       ------------------------

Income before Income Taxes          29.3        21.2%             28.8         21.2%              23.6        21.4%
Income Taxes                         9.1         6.6%               11          8.1%               9.4         8.5%
                              ------------------------      -------------------------       ------------------------

Net Income                         $20.2        14.6%            $17.8         13.1%             $14.2        12.9%
                              ------------------------      -------------------------       ------------------------

Earnings per common share          $1.04                         $0.89                           $0.71
                              -----------                   -----------                     -----------

Sales revenue increased for the eighth consecutive year. For the years ended April 30, 2001, 2000 and 1999, sales were $138.5, $136.0 and $110.3 million, respectively. This represents a $25.7 million (23.3%) sales growth from 1999 to 2000 and a $2.5 million (1.9%) sales growth from 2000 to 2001.

In management's judgment, fiscal 2001 sales have not maintained historical growth rates due primarily to the following:

o Corporate sales and marketing personnel and field sales and distribution managers focused their efforts on the development, retooling, implementation and training on our new Internet programs/products and the revised Preferred Customer Program.

o Operational challenges associated with the move into the new facility in Greensboro, North Carolina.

o Communication, training and implementation of procedural revisions to the placement/submittal of distributor orders for commissionable products.

o General economic conditions resulted in a slowdown of growth for the direct sales industry as a whole. According to the Direct Sales Association, multilevel direct sales companies with over $100 million in retail sales experienced average sales growth during calendar 2000 of just 2.6%. This same group experienced average sales declines of -3.3% during the first calendar quarter of 2001, which largely overlaps with the Company's fourth quarter.

With the above factors behind the Company, management was satisfied with the 1.9% sales growth for the fiscal year. Management believes that historical sales trends will return with an improvement in the general economy.

Management attributes the growth in sales during fiscal 2000 to growth in the number of average orders per month and the average dollar amount per order.

The Company's focus on recruitment in fiscal 2000 resulted in a 10.3% growth of distributors, which was largely responsible for a 10.4% increase in the number of average orders per month during that year or approximately $11.2 million of additional sales revenue.

In addition, the Company's emphasis during fiscal 2000 on "One-to-One marketing", which allows distributors to emphasize product sales to their customers based on the customer's wants and needs, has created better relationships between distributors and their customers resulting in an increased average dollar amount per order during this time period. The average dollar amount per sales order increased by 11.0%, which contributed approximately $13.2 million of additional sales revenue.

Cost of goods sold as a percentage of revenue was 26.3%, 25.0% and 25.4% for fiscal years ending April 30, 2001, 2000 and 1999, respectively. The increase in cost of goods sold as a percentage of sales from fiscal 2000 to 2001 was primarily due to larger shipping and labor costs as a result of backorder problems with a few vendors. The Company has replaced these vendors as of the end of fiscal 2001 without any detriment to the quality of products being sold.

Commissions as a percentage of sales were 42.8%, 44.6% and 45.0% for the years ended April 30, 2001, 2000 and 1999, respectively. The decrease in commission expense as a percentage of sales during fiscal 2001 may be attributed to a change in the product mix of commissionable product purchased by distributors. However, the commission payout as a percentage of business volume earned through commissionable product sales has remained constant from fiscal 2000 to fiscal 2001.

Salary expense was $8.5 million in fiscal 2001, a 23.2% increase from $6.9 million in fiscal 2000. In fiscal 2000, salaries increased by 35.3% from $5.1 million in fiscal 1999. As a percentage of sales, salary expense was 6.2%, 5.1% and 4.6% for fiscal years 2001, 2000 and 1999, respectively. The increase over the past two fiscal years has been a result of a commitment by management to improve human resources within the Company to better serve the needs of the Company's distributors. The primary areas of improvement have been in the Company's Management Information Systems and Internet departments. The Company also paid approximately $1.9 and $1.7 million in bonuses for fiscal 2001 and 2000, respectively, above historical levels.

Professional fees incurred during the years ended April 30, 2001, 2000 and 1999 were $864,509, $1,241,117 and $1,305,221 respectively. The decrease in professional fees over the past two fiscal years was primarily due to higher legal fees incurred in 1999 and 2000 in connection with court and regulatory proceedings that concluded in early fiscal 2000. Management expects the costs of professional fees to remain consistent with fiscal 2001 during fiscal 2002.

The Company incurred rent expense of $1,193,551 $1,380,351 and $995,994 during the years ended April 30, 2001, 2000 and 1999, respectively. Rent expense decreased during fiscal 2001 due to the termination of a yacht lease in the fourth quarter of fiscal 2000. Rent expense increased in fiscal 2000 due to the expansion of office and training facilities in Miami, Florida. The Company expects rent expense to increase in fiscal 2002 compared to fiscal 2001 due to a commitment to further expand the meeting and training facilities in Miami, Florida.

Insurance expense was $755,513 in 2001, $844,534 in 2000 and $626,108 in 1999.
The decrease in fiscal 2001 was a result of lower health care costs incurred under the Company's self-insured health insurance plan. The amount of expense incurred under the plan can vary from year to year depending upon the health of the Company's employees. The Company's health plan does have a $30,000 stop loss limit per employee and an aggregate stop loss limit of approximately $652,029. The increase in fiscal 2000 from the previous year was due to higher general liability and property insurance resulting from the expanded corporate facilities in Miami, Florida. Management expects insurance expense to increase in fiscal 2002 as a result of the planned expansion of the corporate facilities in Miami, Florida.

Other taxes and licenses incurred by the Company during the years ended April 30, 2001, 2000 and 1999 were $763,772, $624,634 and $458,155, respectively. The primary cause of the increase over the past two fiscal years is a result of the Company incurring larger payroll tax burdens due to 34% growth in the number of employees over the same time period. The Company has also incurred larger property taxes due to the expansion of corporate facilities in both Greensboro, North Carolina and Miami, Florida over the past two fiscal years. In fiscal 2001, the Company received refunds of prior years' state franchise taxes of approximately $64,000 that helped offset the larger property tax burdens. Management expects other taxes and licenses to increase in fiscal 2002 as a result of the planned expansion of the meeting and training facilities in Miami, Florida.

Consulting expenses were $640,713, $819,128 and $266,154 for the years ended April 30, 2001, 2000 and 1999 respectively. In fiscal 2001 and 2000, the Company incurred consulting fees relating to renovations of the leased corporate facility in Miami, Florida of approximately $472,000 and $424,000, respectively. In fiscal 2000, the Company also incurred consulting fees due to the expansion of its Internet site of approximately $214,000. Management expects consulting expenses to decrease in fiscal 2002 due to the completion of renovations to the leased corporate facility in Miami, Florida.

The Company has incurred total expenditures of approximately $14 million on property and equipment during the past two fiscal years. As a result, depreciation and amortization expense has increased from approximately $209,000 in fiscal 1999 to approximately $937,000 in fiscal 2001. The primary purchases during the past two years have been the $4.6 million headquarters and distribution center in Greensboro, North Carolina and a $3.6 million yacht. The building in Greensboro is being depreciated over 33 years (ground lease term) and the yacht over a 10-year period.

Repairs and maintenance expense has increased over the past two fiscal years due to annual repairs made to the corporate yacht. Prior to June 1999, the Company leased a much smaller yacht for distributor training events than the yacht currently owned. Repairs and maintenance expense has also risen due to the expansion of office, meeting and training space of the Miami, Florida facilities.

Other operating expenses were $3,055,062, $2,410,943 and $2,084,741, for the years ended April 30, 2001, 2000 and 1999, respectively. Other operating expenses consist primarily of bad debts, office supplies, postage, charitable donations, advertising, travel and other necessary business expenses.

The increase in other operating expenses during fiscal 2001 is partially due to an additional $387,487 for the settlement of a previously reported lawsuit brought against the Company by various former distributors. The Company had previously accrued $400,000 towards the resolution of this matter. Without this additional cost, other operating expenses would have been approximately the same percentage of sales as the prior year.

Due to the Company's increased emphasis on distributor recruitment in fiscal 2000, management presence at corporate events and meetings increased, as well as at distributor functions. This resulted in approximately $450,000 of increased travel costs. Without these increased costs, other operating expenses would have been slightly lower as a percentage of sales than the prior year.

The Company's effective tax rate was 31.1% in fiscal 2001 compared to 38.3% in fiscal 2000 and 39.8% in fiscal 1999. During the year ended April 30, 2001, the Company amended prior years' state income tax returns due to a change in its multi-state income allocation methodology claiming state tax refunds of $3,477,237. Management expects the Company's effective income tax rate to be approximately 37% in fiscal 2002. Earnings per share in fiscal 2001 were increased by approximately $0.12 due to state income tax refunds.


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $69.75 million as of April 31, 2001 compared to $55.81 million as of April 30, 2000. The $69.75 million as of April 30, 2001 was comprised of $60.51 million of unrestricted cash, $2.94 million of restricted cash and $6.30 million of available-for-sale securities.

The restricted cash consisted primarily of certificates of deposit, which were restricted for use as collateral under a guarantee of a $5.3 million loan extended by a financial institution during fiscal 2000 to a related company controlled by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company. The related company used the loan proceeds to purchase real estate in Miami, Florida. The outstanding balance of the guaranteed loan was $5,248,075 at April 30, 2001. The Company is leasing this real estate under a twenty-year agreement that requires monthly payments of $60,000. The real estate is used for direct sales training and education as well as other corporate functions (see Related Party Transactions in the Notes to Financial Statements included herein). Subsequent to April 30, 2001, the Company purchased a building in Miami, Florida, from an unrelated party for $3,560,000. The Company had made an earnest money deposit of $1,100,000 on this building prior to April 30, 2001 and paid the remaining $2,460,000 in cash in June 2001. The Company will lease the land on which the building resides from a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined.

The available-for-sale debt securities consist of obligations of governmental agencies and commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arises.

The Company's primary source of funds is the cash generated from operating activities. For the year ended April 30, 2001, cash provided by operating activities was $18.5 million compared to $20.8 million and $15.2 million in 2000 and 1999, respectively. The primary reduction in cash flow from operations from fiscal 2000 to fiscal 2001 is due to the additional labor and shipping costs incurred as a result of increased product backorders. The growth from fiscal 1999 to fiscal 2000 can primarily be attributed to the 23.2% sales growth for the year.

Cash flow from investing activities improved by approximately $19 million for the year ended April 30, 2001 compared to the year ended April 30, 2000. The primary reason for the improvement was the timing of purchases and sales of available-for-sale securities ($12.8 million). Secondly, the Company spent approximately $3.7 million more on property and equipment during fiscal 2000 than fiscal 2001. This $3.7 million can be attributed to the purchase of the corporate yacht in June 1999. During fiscal 2000, the Company also restricted approximately $2.3 million more of cash as collateral under various agreements compared to fiscal 2001.

Working capital at April 30, 2001 was $59.5 million compared to $43.9 million and $38.6 million at April 30, 2000 and 1999, respectively. These increases were due primarily to the net increase in cash and available-for-sale securities as a result of continued growth over the past two fiscal years.

On June 28, 1999, the Company became guarantor of a $1.6 million loan extended by a financial institution during fiscal 2000 to a related company controlled by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company. The related company used the loan proceeds to purchase the land on which the Company's new headquarters and distribution facility is located in Greensboro, North Carolina. The guaranteed loan is repayable over a five-year period that began August 2000. The outstanding balance of the guaranteed loan at April 30, 2001 was $1,551,167.

The Company invested $5,111,803 in 2001 for property and equipment purchases compared to $8,804,088 and $346,315 in 2000 and 1999 respectively. Foremost, the Company began construction of a $4.6 million, 102,000 square foot office and distribution center in Greensboro, North Carolina during the summer of 1999. The facility was completed in early July 2000. The Company financed the building with approximately $2.5 million of cash on hand and borrowed the remaining $2.1 million on a five-year loan, bearing interest at 7.625% annually. The total investment in the building during fiscal 2000 and 2001 was approximately $3.1 and $1.5 million, respectively. The Company also spent approximately $2.4 million for equipment and furnishings for the Greensboro, North Carolina and Miami, Florida facilities and $900,000 for leasehold improvements to the leased facility in Miami, Florida.

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

Included immediately after Exhibit Index.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

PART III


Item 10.  Directors And Executive Officers Of The Registrant

Information relating to Item 10 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2001.


Item 11.  Executive Compensation

Information relating to Item 11 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to Item 12 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2001.


Item 13.  Certain Relationships and Related Transactions

Information relating to Item 13 is incorporated herein by reference to the Company's Notice and Information Statement scheduled to be filed on or about August 25, 2001.

PART IV


Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)(1) Financial Statements

         The following financial statements are included in this report.

                  Balance Sheets as of April 30, 2001 and 2000

                  Statements of Income for the Years Ended April 30, 2001, 2000, and 1999

                  Statements of Changes in Stockholders' Equity for the Years Ended April 30, 2001, 2000, and 1999

                  Statements of Cash Flows for the Years ended April 30, 2001, 2000, and 1999

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensboro, State of North Carolina, on July 26, 2001.

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


/s/ James H. Ridinger               July 26, 2001
--------------------------------
James H. Ridinger
President, Chief Executive Officer & Director


/s/ Loren A. Ridinger               July 26, 2001
--------------------------------
Loren A. Ridinger
Senior Executive Vice President & Director


/s/ Martin Weissman                 July 26, 2001
--------------------------------
Martin Weissman
Executive Vice President & Director


/s/ Patrick G. Landry III           July 26,2001
--------------------------------
Patrick G. Landry III
Controller

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

         10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings, LLC dated May 20, 1999 (incorporated by reference to the Exhibit 10.5 to the Company's Current Report on Form 10-K filed with the Commission on July 29, 1999, Commission File No. 000-23250)

         10.6 Lease between Miracle Properties LLC and Market America, Inc. dated February 1, 2000 (incorporated by reference to Exhibit
                  10.6 to the Company's Current Report on Form 10-K filed with the Commission on July 27, 2000, Commission File No. 000-23250)

                              MARKET AMERICA, INC.


                              FINANCIAL STATEMENTS


                    Years Ended April 30, 2001, 2000 and 1999

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

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Market America, Inc.
Greensboro, North Carolina


We have audited the accompanying balance sheets of Market America, Inc. as of April 30, 2001 and 2000 and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market America, Inc. as of April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Dixon Odom PLLC




Greensboro, North Carolina
June 13, 2001





                                     ------

MARKET AMERICA, INC.
BALANCE SHEETS
April 30, 2001 and 2000
--------------------------------------------------------------------------------

ASSETS                                                                                2001          2000
                                                                                  -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                             $60,511,367   $43,870,755
   Investment in available-for-sale securities (Notes 1 and 2)                      6,301,797     9,299,820
   Income tax refunds receivable (Note 8)                                           2,366,440            --
   Interest receivable                                                                550,827       106,723
   Advances to related parties (Note 6)                                                16,222         6,978
   Advances to officers, directors and employees (Note 6)                             236,467       425,958
   Inventories (Note 1)                                                             3,296,701     2,430,734
   Deferred tax assets (Note 8)                                                       372,500       404,000
   Other current assets                                                               134,190        44,558
                                                                                  -----------   -----------

                                                          TOTAL CURRENT ASSETS     73,786,511    56,589,526
                                                                                  -----------   -----------

PROPERTY AND EQUIPMENT (Notes 1 and 6)
   Yacht                                                                            3,610,000     3,610,000
   Furniture and equipment                                                          5,346,209     3,007,076
   Building                                                                         4,593,133     3,076,870
   Software                                                                           397,000       306,975
   Leasehold improvements                                                           1,253,536       348,410
                                                                                  -----------   -----------
                                                                                   15,199,878    10,349,331
   Less accumulated depreciation                                                    1,913,505     1,093,028
                                                                                  -----------   -----------
                                                                                   13,286,373     9,256,303
                                                                                  -----------   -----------

OTHER ASSETS
   Restricted cash (Notes 6 and 16)                                                 2,933,477     2,637,635
   Deposit on building (Note 14)                                                    1,100,000            --
   Other (Note 6)                                                                   1,326,729     1,282,000
                                                                                  -----------   -----------
                                                                                    5,360,206     3,919,635
                                                                                  -----------   -----------

                                                                                  $92,433,090   $69,765,464
                                                                                  ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2001          2000
                                                                                  -----------   -----------
CURRENT LIABILITIES
   Current portion of long-term debt (Note 3)                                     $    80,478   $    73,949
   Accounts payable - trade                                                         1,861,504     2,095,449
   Commissions payable                                                              2,676,825     2,542,125
   Sales tax payable (Note 11)                                                      1,039,156       845,454
   Income taxes payable                                                             3,811,363     3,642,394
   Other accrued liabilities (Note 11)                                                526,462       837,481
   Unearned revenue (Note 4)                                                        4,289,569     2,694,246
                                                                                  -----------   -----------

                                                      TOTAL CURRENT LIABILITIES    14,285,357    12,731,098
                                                                                  -----------   -----------

LONG-TERM DEBT (Note 3)                                                             1,955,346       755,214
                                                                                  -----------   -----------

DEFERRED TAX LIABILITIES (Note 8)                                                      92,300            --
                                                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 11 and 14)

STOCKHOLDERS' EQUITY
   Common stock, $.00001 par value; 800,000,000 shares
    authorized; 19,420,000 and 19,550,000 shares issued and
    outstanding at April 30, 2001 and 2000, respectively                                  194           195
   Additional paid-in capital                                                          39,801        39,801
   Retained earnings                                                               76,030,856    56,187,461
   Accumulated other comprehensive income
     Unrealized gains on available-for-sale
      securities, net of deferred tax                                                  29,236        51,695
                                                                                  -----------   -----------
                                                                                   76,100,087    56,279,152
                                                                                  -----------   -----------


                                                                                  $92,433,090   $69,765,464
                                                                                  ===========   ===========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 2

MARKET AMERICA, INC.
STATEMENTS OF INCOME
Years Ended April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                   2001             2000             1999
                                                              -------------    -------------    -------------
Sales (Note 1)                                                $ 138,513,706    $ 135,965,263    $ 110,347,824
Cost of Sales                                                    36,405,439       33,913,335       28,071,236
                                                              -------------    -------------    -------------

                                               GROSS PROFIT     102,108,267      102,051,928       82,276,588
                                                              -------------    -------------    -------------
Selling Expenses
   Commissions                                                   59,300,200       60,580,701       49,692,793
                                                              -------------    -------------    -------------

General and Administrative Expenses
   Salaries                                                       8,522,042        6,910,803        5,085,053
   Consulting                                                       640,713          819,128          266,154
   Rents (Note 6 and 7)                                           1,193,551        1,380,351          995,994
   Depreciation and amortization                                    937,208          439,095          208,868
   Other expenses (Notes 5 and 9)                                 6,585,768        6,027,142        4,950,960
                                                              -------------    -------------    -------------
                                                                 17,879,282       15,576,519       11,507,029
                                                              -------------    -------------    -------------

                                     INCOME FROM OPERATIONS      24,928,785       25,894,708       21,076,766

Other Income (Expense)
   Interest income                                                3,366,261        2,277,909        1,763,306
   Interest expense                                                (173,397)        (157,100)         (24,337)
   Dividend income                                                   29,137           71,449             --
   Realized gain on available-for-sale securities                   686,260           50,423             --
   Loss on disposals of property and equipment                      (92,398)            --             (8,537)
   Miscellaneous income                                             581,493          708,657          778,452
                                                              -------------    -------------    -------------
                                                                  4,397,356        2,951,338        2,508,884
                                                              -------------    -------------    -------------

                                        INCOME BEFORE TAXES      29,326,141       28,846,046       23,585,650

Income Taxes (Note 8)                                             9,113,747       11,055,124        9,394,625
                                                              -------------    -------------    -------------

                                                 NET INCOME   $  20,212,394    $  17,790,922    $  14,191,025
                                                              =============    =============    =============

Basic earnings per common share (Note 1)                      $        1.04    $         .89    $         .71
                                                              =============    =============    =============

Weighted average number of common
 shares outstanding                                              19,428,356       19,936,301       19,950,000
                                                              =============    =============    =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 3

MARKET AMERICA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                           Other
                                                    Common Stock             Additional                   Compre-
                                             ---------------------------      Paid-In      Retained       hensive
                                                Shares         Amount         Capital      Earnings        Income          Total
                                             ------------   ------------   ------------  ------------   ------------   ------------
BALANCE, April 30, 1998                        19,950,000   $        199   $     39,801  $ 25,441,510   $       --     $ 25,481,510

  COMPREHENSIVE INCOME

     Net income                                      --             --             --      14,191,025           --       14,191,025
                                             ------------   ------------   ------------  ------------   ------------   ------------

        TOTAL COMPREHENSIVE INCOME                                                                                       14,191,025
                                                                                                                       ------------

BALANCE, April 30, 1999                        19,950,000            199         39,801    39,632,535           --       39,672,535

  Purchase and retirement of
   common stock                                  (400,000)            (4)          --      (1,235,996)          --       (1,236,000)

  COMPREHENSIVE INCOME

     Net income                                      --             --             --      17,790,922           --       17,790,922

     Other comprehensive income:
       Unrealized holding gains on
        securities arising during the year,
        net of deferred taxes of $54,000             --             --             --            --           82,118         82,118

       Reclassification adjustment for
        gains realized in net income, net
        of deferred taxes of $(20,000)               --             --             --            --          (30,423)       (30,423)
                                             ------------   ------------   ------------  ------------   ------------   ------------

           TOTAL COMPREHENSIVE INCOME                --                                                                  17,842,617
                                                                                                                       ------------

BALANCE, April 30, 2000                        19,550,000            195         39,801    56,187,461         51,695     56,279,152

  Purchase and retirement of
   common stock                                  (130,000)            (1)          --        (368,999)          --         (369,000)

  COMPREHENSIVE INCOME

    Net income                                       --             --             --      20,212,394           --       20,212,394

     Other comprehensive income:
       Unrealized holding gains on
        securities arising during the year,
        net of deferred taxes of $237,716            --             --             --            --          409,885        409,885

       Reclassification adjustment for gains
        realized in net income, net of
        deferred taxes of $(253,916)                 --             --             --            --         (432,344)      (432,344)
                                             ------------   ------------   ------------  ------------   ------------   ------------

           TOTAL COMPREHENSIVE INCOME                                                                                    20,189,935
                                                                                                                       ------------

BALANCE, April 30, 2001                        19,420,000   $        194   $     39,801  $ 76,030,856   $     29,236   $ 76,100,087
                                             ============   ============   ============  ============   ============   ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 4

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS
Years Ended April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                       2001           2000           1999
                                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 20,212,394   $ 17,790,922   $ 14,191,025
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     937,208        439,095        208,868
      Deferred income taxes                                             140,000       (278,000)      (160,000)
      Gain on sale of available-for-sale securities                    (686,260)       (50,423)            --
      Loss on disposals of property and equipment                        92,398             --          8,537
      Increase in income tax refunds receivable                      (2,366,440)            --             --
      Increase in interest receivable                                  (444,104)       (31,723)       (58,345)
      Increase in inventories                                          (865,967)      (578,247)      (384,166)
      (Increase) decrease in other current assets                       (89,632)        36,926        (40,168)
      Decrease in other assets                                           29,957         48,856         51,816
      Increase (decrease) in accounts payable - trade                  (233,945)       987,816         41,359
      Increase (decrease) in commissions payable                        134,700        261,223       (474,874)
      Increase (decrease) in sales tax payable                          193,702         53,016        (10,348)
      Increase in income taxes payable                                  168,969      1,580,183        199,079
      Increase (decrease) in other accrued liabilities                 (311,019)       144,225        490,370
      Increase in unearned revenue                                    1,595,323        434,724      1,164,247
                                                                   ------------   ------------   ------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES    18,507,284     20,838,593     15,227,400
                                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of available-for-sale securities                        (35,951,121)   (44,350,932)            --
   Proceeds from sale or maturity of available-
    for-sale securities                                              39,596,745     35,187,230             --
   Purchase of property and equipment                                (5,111,803)    (8,804,088)      (346,315)
   Proceeds from sale of property and equipment                          68,000             --         25,092
   Deposit on building                                               (1,100,000)            --             --
   Decrease in short-term investments                                        --             --     12,415,465
   (Increase) decrease in:
      Advances to related parties                                        (9,244)       180,668       (125,201)
      Advances to officers, directors and employees                      98,932       (333,164)       (40,875)
      Restricted cash                                                  (295,842)    (2,637,635)        79,018
      Other assets                                                           --     (1,100,000)            --
                                                                   ------------   ------------   ------------

                                   NET CASH PROVIDED BY (USED IN)
                                             INVESTING ACTIVITIES    (2,704,333)   (21,857,921)    12,007,184
                                                                   ------------   ------------   ------------


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 5

MARKET AMERICA, INC.
STATEMENTS OF CASH FLOWS (Continued)
Years Ended April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                        2001           2000           1999
                                                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase and retirement of common stock                             (369,000)    (1,236,000)            --
   Payments on notes payable and long-term debt                         (74,176)      (120,000)      (186,791)
   Proceeds from long-term debt                                       1,280,837        819,163             --
                                                                   ------------   ------------   ------------

                                             NET CASH PROVIDED BY
                                   (USED IN) FINANCING ACTIVITIES       837,661       (536,837)      (186,791)
                                                                   ------------   ------------   ------------

                                  NET INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS  $ 16,640,612   $ (1,556,165)  $ 27,047,793

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                                43,870,755     45,426,920     18,379,127
                                                                   ------------   ------------   ------------

                                        CASH AND CASH EQUIVALENTS
                                                  AND END OF YEAR  $ 60,511,367   $ 43,870,755   $ 45,426,920
                                                                   ============   ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the year for:

      Interest                                                     $    173,397   $    157,100   $     26,776
                                                                   ============   ============   ============

      Income taxes                                                 $ 11,171,218   $  9,752,941   $  9,355,546
                                                                   ============   ============   ============


SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

   Net change in unrealized holding gains
     on available-for-sale securities, net of deferred
     income taxes of $(16,200) in 2001 and $34,000
     in 2000                                                       $    (22,459)  $     51,695   $         --
                                                                   ============   ============   ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.  Page 6

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Market America, Inc. (the Company) is based in Greensboro, North Carolina. It was incorporated on April 27, 1992. The Company distributes a variety of consumer home-use products to the public through a network-marketing concept which utilizes independent contractors to sell these products. The Company supplies marketing information to these individuals in order to assist them in their sales efforts. The principal market for the Company's products is primarily throughout the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash equivalents as of April 30, 2001 and 2000 are money market accounts and government agency obligations and commercial paper with maturities ranging from 30 to 90 days. The Company maintains its cash in bank deposit accounts which generally exceed federally insured limits. The Company has not experienced any losses in such accounts.

Available-For-Sale Securities

Available-for-sale securities consist primarily of readily marketable debt securities with remaining maturities of greater than 90 days at time of purchase. Available-for-sale securities are stated at fair value with unrealized gains and losses, net of income taxes, included in accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in income and are determined on a specific identification basis. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

  Yacht                                                                10 years
  Furniture and equipment                                         5 to 10 years
  Software                                                              3 years
  Leasehold improvements                  Shorter of the lease term or 15 years
  Building                         Shorter of the ground lease term or 39 years


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

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

Comprehensive Income

During the year ended April 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income, such as translation adjustments, unrealized holding gains and losses on available-for-sale securities, and certain derivative instruments.


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 o ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair values. This Statement also specifies the accounting for changes in fair value depending upon the intended use of the derivative. The Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on May 1, 2001 did not have a significant effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the 2001 financial statement presentation. Reclassifications have no effect on previously reported net income.


NOTE 2 o INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities consists of the following:

                                                          2001                                        2000
                                        ----------------------------------------    ----------------------------------------
                                                          Gross          Fair                         Gross          Fair
                                                       Unrealized       Market                     Unrealized       Market
                                           Cost           Gains          Value         Cost           Gains          Value
                                        -----------    -----------   -----------    -----------    -----------   -----------
     Governmental agency obligations
      maturing through August 2001      $ 1,881,108    $        --   $ 1,881,108    $ 2,951,344    $        --   $ 2,951,344

     Commercial paper, maturing
      through June 2001                   4,373,653         47,036     4,420,689      6,262,781         85,695     6,348,476
                                        -----------    -----------   -----------    -----------    -----------   -----------

                                        $ 6,254,761    $    47,036   $ 6,301,797    $ 9,214,125    $    85,695   $ 9,299,820
                                        ===========    ===========   ===========    ===========    ===========   ===========


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 2 o INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

Gross realized gains and losses for the year ended April 30, 2001 were $686,260 and $0, respectively. Gross realized gains and losses for the year ended April 30, 2000 were $2,115,146 and $2,064,723, respectively.


NOTE 3 o LONG-TERM DEBT

                                                                                            2001                2000
                                                                                       --------------     ---------------
   Obligation arising in settlement of litigation as approved by the
    U.S. Bankruptcy Court for the District of New Jersey, payable
    in monthly installments of $10,000.                                                $           --     $        10,000

   Note payable in monthly installments of $19,750, including interest at 7.625%, with remaining balance due in
   June 2005.  Collateralized by deed of trust.                                             2,035,824             819,163
                                                                                       --------------     ---------------
                                                                                            2,035,824             829,163
   Less current portion due within one year                                                    80,478              73,949
                                                                                       --------------     ---------------

                                                                                       $    1,955,346     $       755,214
                                                                                       ==============     ===============

Future maturities of long-term debt at April 30, 2001 are due as follows:

                2002                                                                   $       80,478
                2003                                                                           89,085
                2004                                                                           95,841
                2005                                                                          103,899
                2006                                                                        1,666,521
                                                                                       --------------

                                                                                       $    2,035,824
                                                                                       ==============


NOTE 4 o UNEARNED REVENUE

The Company has unearned revenue from two sources. The Company sponsors several conventions per year for its distributors. A portion of the unearned revenue represents cash collected from advance ticket sales for these conventions. The remainder of the unearned revenue represents deposits paid to the Company by distributors for future purchases of products.


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 5 o EMPLOYEE BENEFITS

During the year ended April 30, 1999, the Company adopted a 401(k) savings plan to provide retirement benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions up to specified limits. In addition, the plan provides for discretionary contributions as determined by the Board of Directors. Such discretionary contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company contributions to the plan totaled $28,208, $30,902 and $15,524 during the years ended April 30, 2001, 2000 and 1999, respectively. No discretionary contributions were made in 2001, 2000 or 1999.


NOTE 6 o RELATED PARTY TRANSACTIONS

During the year ended April 30, 1998, the Company entered into agreements with two companies owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida and for the lease of a yacht on a per event basis. Both lease agreements were cancelled in fiscal year 2000. In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger to lease different real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term and a renewal option for an additional 20-year term. The Company has paid a $600,000 damage deposit as part of this lease, which is included in other assets. The amount of rent expense under these agreements aggregated to $720,000, $683,600 and $423,600 during the years ended April 30, 2001, 2000, and 1999, respectively. These related entities owed the Company $16,222 and $6,978 at April 30, 2001 and 2000, respectively.

During the year ended April 30, 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, for a 33-year net ground lease for the site on which the Company has constructed its new headquarters and warehouse facility in Greensboro, North Carolina at a cost of $4,593,133. Required rental payments are $17,000 per month since October 2000, and $10,666 per month prior to that date. The amount of rent expense under this agreement was $172,330, $127,988 and $64,000 for the years ended April 30, 2001, 2000 and 1999, respectively. In June 1999, the Company paid $500,000 to the related company for a Right of First Refusal on this site which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets and is being amortized on a straight-line basis over the lease term. The unamortized balance will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the related party used for the purchase of the land. This loan and the Company's


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 6 o RELATED PARTY TRANSACTIONS (CONTINUED)

term loan are cross-collateralized by the land being leased from the related company and by the building improvement constructed thereon by the Company. The guaranteed loan is repayable over a five-year period following completion of the building construction and had an outstanding balance of $1,551,167 at April 30, 2001.

In connection with the lease of real estate in Miami, Florida, the Company has guaranteed a $5.3 million five-year loan to the related company for the purchase of the real estate being leased. The outstanding balance of the guaranteed loan was $5,248,075 at April 30, 2001. The Company has restricted cash of $2,703,152 and $2,637,635 at April 30, 2001 and 2000, respectively, as collateral under the loan guarantee.

Advances to officers, directors and employees include amounts due from officers and directors of $317,377 and $383,952 at April 30, 2001 and 2000, respectively. Other assets at April 30, 2001 include $90,559, which is the noncurrent portion of advances to officers and directors.

Substantially all of the Company's leasehold improvements are to properties leased from related companies.

NOTE 7 o OPERATING LEASE COMMITMENTS

The Company occupies leased premises in Greensboro, North Carolina and Miami, Florida. The Miami lease is with a related party (see Note 6) beginning December 1999 and is for twenty years. The Company has a ground lease with a related party (see Note 6) for a 33-year period, which commenced in November 1998. The Company also leases automobiles under long-term operating leases.


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 7 o OPERATING LEASE COMMITMENTS (CONTINUED)

Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows as of April 30, 2001:

                                                           Related           Unrelated
                                                           Parties            Parties             Total
                                                      ---------------     --------------     --------------
                2002                                  $       924,000     $       76,445     $    1,000,445
                2003                                          924,000             24,435            948,435
                2004                                          924,000             11,342            935,342
                2005                                          924,000                 --            924,000
                2006                                          924,000                 --            924,000
             Thereafter                                    14,982,000                 --         14,982,000
                                                      ---------------     --------------     --------------

       Total future minimum lease payments            $    19,602,000     $      112,222     $   19,714,222
                                                      ===============     ==============     ==============


NOTE 8 o INCOME TAXES

Income tax expense is comprised of the following:

                                                            2001               2000               1999
                                                       --------------     --------------     --------------
   Current tax provision (benefit)
      Federal                                         $    11,098,241     $    9,568,134     $    7,713,716
      State                                                (2,124,494)         1,764,990          1,840,909
                                                      ---------------     --------------     --------------
                                                            8,973,747         11,333,124          9,554,625
                                                      ---------------     --------------     --------------
   Deferred tax provision (benefit)
      Federal                                                  89,175           (225,875)          (130,000)
      State                                                    50,825            (52,125)           (30,000)
                                                      ---------------     --------------     --------------
                                                              140,000           (278,000)          (160,000)
                                                      ---------------     --------------     --------------

   Total income tax provision                         $     9,113,747     $   11,055,124     $    9,394,625
                                                      ===============     ==============     ==============


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 8 o INCOME TAXES (CONTINUED)

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

                                               2001               2000               1999
                                            ---------          ---------           --------
     Statutory U.S. federal rate                 35.0%              35.0%              35.0%
     State income taxes and (refunds),
      net of federal (benefit) expense           (4.6)               4.0                5.0
     Effect of non-deductible expenses             .6                 .9                 .2
     Other, net                                    .1               (1.6)               (.4)
                                            ---------          ---------           --------

                                                 31.1%              38.3%              39.8%
                                            =========          =========           ========


During the year ended April 30, 2001, the Company amended prior years income tax returns for several states due to a change in its multi-state income allocation methodology claiming state tax refunds of $3,477,237. Because of the refunds, the Company's effective income tax rate for the year ended April 30, 2001 was reduced from 38.8% to 31.1%.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of April 30, 2001 and 2000 are as follows:

                                                  2001                2000
                                             --------------     ---------------

   Deferred tax assets
      Accrued liabilities                    $      390,300     $       438,000

   Deferred tax liabilities
      Property and equipment                        (92,300)                 --
      Unrealized gains on securities                (17,800)            (34,000)
                                             --------------     ---------------

   Net deferred tax assets                   $      280,200     $       404,000
                                             ==============     ===============


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 9 o OTHER GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended April 30, 2001, 2000 and 1999, Other General and Administrative Expenses included the following items:

                                           2001               2000               1999
                                     ---------------     --------------     --------------
   Repairs and maintenance           $       815,362     $      540,411     $      149,698
   Legal and professional fees               864,509          1,241,117          1,305,221
   Insurance                                 755,513            844,534            626,108
   Other taxes and licenses                  763,772            624,634            458,155
   Utilities                                 331,550            365,503            327,037
   Other                                   3,055,062          2,410,943          2,084,741
                                     ---------------     --------------     --------------

                                     $     6,585,768     $    6,027,142     $    4,950,960
                                     ===============     ==============     ==============


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

                                                          United
                                                          States                 Other
                                                    -----------------     ------------------
   April 30, 2001
      Product revenue from external customers       $     127,726,468     $       10,787,238
      Property and equipment                               13,286,373                     --

   April 30, 2000
      Product revenue from external customers             128,301,572              7,663,691
      Property and equipment                                9,256,303                     --

   April 30, 1999
      Product revenue from external customers             106,290,160              4,057,664
      Property and equipment                                  891,310                     --


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 11 o CONTINGENCIES

The Company is engaged in continuing negotiations and litigation with two states regarding sales tax liabilities for prior years. Sales tax payable at April 30, 2001 and 2000 includes a provision of approximately $700,000 relating to these matters. Although the outcome of these matters is not presently determinable, management believes that the outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

On April 27, 1999, judgment was entered in the case of Market America vs. Rossi, et al, by the United States District Court for the Middle District of North Carolina. This case involved termination of a group of distributors for violation of the Company's former Independent Distributor Agreement. During the litigation of that case, the Company revised its Independent Distributor Agreement. The revised Independent Distributor Agreement has been upheld in the North Carolina courts since that revision and the North Carolina Court of Appeals has specifically endorsed the Company's ability to enter into covenants not to compete with its distributors. As a result, the Rossi case has no continuing impact on the Company or its distributors, all of whom are subject to the revised Independent Distributors Agreement. It is, however, important to note that many of the Defendants in the Rossi case were earning substantial commissions from the Company at the time of their terminations. The Courts held that the Defendants were only entitled to receive commissions through the Company's annual renewal date of all Distributor Agreements which amounted to a total of less than $170,000 for all Defendants. Moreover, the Defendant's actions, which led to their terminations, ultimately resulted in their loss of commissions far in excess of the total award in the cases which amounted to $787,487, including interest. The Company has satisfied all monetary awards.

The Company is involved in litigation arising in the ordinary course of business. Although litigation is subject to inherent uncertainties, the Company's legal counsel and management currently believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


NOTE 12 o FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and cash equivalents, investment in available-for-sale securities, advances, restricted cash and long-term debt approximate their respective fair values at April 30, 2001 and 2000. Fair values are based on quoted market prices or current interest rates available for those or similar instruments.


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 13 o MAJOR PRODUCT AND SUPPLIER

The Company's number one selling product is OPC-3, a powerful antioxidant. This product accounted for 32.2%, 31.2% and 30.6% of the Company's total sales during the years ended April 30, 2001, 2000 and 1999, respectively.

One of the Company's suppliers, Purity Technologies, Inc., a manufacturer of vitamin and nutritional products, supplies the Company with vitamin compounds and nutritional supplements, including OPC-3. Sales of products purchased from this supplier accounted for 49.8%, 46.0% and 44.0% of the Company's total sales during the years ended April 30, 2001, 2000 and 1999, respectively. Although there are other suppliers of these products, a change in suppliers could cause a delay in shipments to customers, which could ultimately affect operating results.


NOTE 14 o SUBSEQUENT EVENTS

Subsequent to April 30, 2001, the Company purchased a building in Miami, Florida, from an unrelated party for $3,560,000. The Company had made an earnest money deposit of $1,100,000 on this building prior to April 30, 2001 and paid the remaining $2,460,000 in cash in June 2001. The Company will lease the land on which the building resides from a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined. The building will be depreciated over the shorter of its estimated useful life or the term of the ground lease.


NOTE 15 o SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           1st                2nd                 3rd                 4th
                                         Quarter            Quarter             Quarter             Quarter
                                           2001               2001                2001                2001
                                    ---------------     ---------------     ---------------    ----------------
Year ended April 30, 2001
   Net sales                        $    33,536,881     $    35,314,883     $    32,564,585    $     37,097,357
   Gross profit                          24,551,082          26,181,022          24,114,108          27,270,237
   Net income                             3,557,189           5,425,082           4,625,334           6,604,789
   Net income per common share      $           .18     $           .28     $           .24    $            .34


--------------------------------------------------------------------------------

MARKET AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 15 o SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                     1st                2nd                 3rd                 4th
                                                   Quarter            Quarter             Quarter             Quarter
                                                    2000               2000                2000                2000
                                              ---------------     ---------------     ---------------    ----------------
Year ended April 30, 2000
   Net sales                                  $    30,828,703     $    34,794,209     $    32,392,382    $     37,949,969
   Gross profit                                    22,819,349          26,169,972          24,407,977          28,654,630
   Net income                                       3,555,107           5,539,616           3,598,988           5,097,211
   Net income per common share                $           .18     $          .28      $          .18     $           .26


During the fourth quarter of 2001, the Company recorded state income tax refunds due to a change in its multi-state income allocation methodology. These refunds, net of federal taxes, increased net income in the fourth quarter of 2001 by $1,538,186 ($.08 per common share).


NOTE 16 o RESTRICTED CASH

In addition to the restricted cash disclosed in Note 6, the Company also has $230,325 of cash restricted at April 30, 2001 under an agreement with a third party check processor.


--------------------------------------------------------------------------------
                                                                         Page 18