Form 10-Q
period 2001-07-31
MARKET AMERICA INC
filed 2001-09-14
CIK 880121

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

                  For the quarterly period ended July 31, 2001

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 14, 2001.

                                   19,420,000


================================================================================

                                     PART I


ITEM 1 Statement of Financial Position as of July 31, 2001 (Unaudited) and April 30, 2001

         Statement of Operations for the Three-Month Periods Ended July 31, 2001 and 2000 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Three-Month Periods Ended July 31, 2001 and 2000 (Unaudited)

         Statement of Cash Flows for the Three-Month Periods Ended July 31, 2001 and 2000 (Unaudited)

         Notes to Financial Statements as of July 31, 2001 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                            July 31, 2001 and April 30, 2001
--------------------------------------------------------------------------------

                                                      (Unaudited)
                                                         July 31,      April 30,
ASSETS                                                       2001           2001
                                                     ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents                          $ 69,501,793   $ 60,511,367
  Investment in available-for-sale
      securities                                        1,870,589      6,301,797
  Income tax refunds receivable                                 0      2,366,440
  Interest receivable                                     138,127        550,827
  Advances to related parties                             (32,078)        16,222
  Advances to officers,
         directors and employees                          474,262        236,467
  Inventories                                           4,093,335      3,296,701
  Deferred tax assets                                     366,300        372,500
  Other current assets                                    282,873        134,190
                                                     ------------   ------------
Total current assets                                   76,695,201     73,786,511
                                                     ------------   ------------

PROPERTY AND EQUIPMENT
  Buildings                                             8,153,533      4,593,133
  Furniture and equipment                               5,440,224      5,346,209
  Yacht                                                 3,610,000      3,610,000
  Software                                                427,000        397,000
  Leasehold improvements                                1,282,456      1,253,536
                                                     ------------   ------------
                                                       18,913,213     15,199,878
  Less accumulated depreciation                         2,218,342      1,913,505
                                                     ------------   ------------
Total property and equipment                           16,694,871     13,286,373
                                                     ------------   ------------

OTHER ASSETS
  Restricted cash                                       2,954,786      2,933,477
  Deposit on building                                          --      1,100,000
  Other                                                 1,559,994      1,326,729
                                                     ------------   ------------
                                                        4,514,780      5,360,206
                                                     ------------   ------------

TOTAL ASSETS                                         $ 97,904,852   $ 92,433,090
                                                     ============   ============




   The accompanying notes are an integral part of these financial statements.

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                            July 31, 2001 and April 30, 2001
--------------------------------------------------------------------------------

                                                      (Unaudited)
                                                         July 31,      April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2001           2001
                                                     ------------   ------------

CURRENT LIABILITIES
  Current portion of long-term debt                  $     84,078   $     80,478
  Accounts payable - trade                              2,101,442      1,861,504
  Commissions payable                                   2,847,900      2,676,825
  Sales tax payable                                     1,057,883      1,039,156
  Income taxes payable                                  3,486,464      3,811,363
  Other accrued liabilities                               544,934        526,462
  Unearned revenue                                      3,647,117      4,289,569
                                                     ------------   ------------
  Total current liabilities                            13,769,818     14,285,357
                                                     ------------   ------------

LONG-TERM DEBT                                          1,931,599      1,955,346
                                                     ------------   ------------

DEFERRED TAX LIABILITIES                                  106,600         92,300
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock, $.00001 par value;
    800,000,000 shares authorized;
    19,420,000 shares issued and
    outstanding at July 31, 2001
    and April 30, 2001                                        194            194
  Additional paid-in capital                               39,801         39,801
  Retained earnings                                    82,056,840     76,030,856
  Accumulated other comprehensive
    Income:
         Unrealized gains on available-
         for-sale securities, net of
         deferred taxes                                        --         29,236
                                                     ------------   ------------
  Total stockholders' equity                           82,096,835     76,100,087
                                                     ------------   ------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 97,904,852   $ 92,433,090
                                                     ============   ============



   The accompanying notes are an integral part of these financial statements.

                                     Statement of Operations for the Three-Month
MARKET AMERICA, INC.            Periods Ended July 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                        July 31,       July 31,
                                                            2001           2000
                                                    ------------   ------------
SALES                                               $ 40,049,330   $ 33,536,881

COST OF SALES                                         10,581,707      8,985,799
                                                    ------------   ------------
GROSS PROFIT                                          29,467,623     24,551,082
                                                    ------------   ------------
SELLING EXPENSES
  Commissions                                         16,315,005     15,598,060
                                                    ------------   ------------

GENERAL and ADMINISTRATIVE EXPENSES
  Salaries                                             1,957,631      1,480,189
  Consulting                                              53,067        371,955
  Rents                                                  295,096        364,845
  Depreciation and amortization                          308,805        187,590
  Other operating expenses                             1,721,552      1,424,436
                                                    ------------   ------------
                                                       4,336,151      3,829,015
                                                    ------------   ------------

INCOME FROM OPERATIONS                                 8,816,467      5,124,007
                                                    ------------   ------------
OTHER INCOME (EXPENSE)
  Interest income                                        634,699        687,260
  Interest expense                                       (47,477)       (11,740)
  Dividend income                                         13,595          1,311
  Realized gains on available-
    for-sale securities                                   74,347        163,939
  Loss on disposal of assets                                  --       (110,264)
  Miscellaneous Income                                    96,904        160,600
                                                    ------------   ------------
     Total other income (expense)                        772,068        891,106
                                                    ------------   ------------

INCOME BEFORE TAXES                                    9,588,535      6,015,113

INCOME TAXES                                           3,562,551      2,457,924
                                                    ------------   ------------
NET INCOME                                          $  6,025,984   $  3,557,189
                                                    ============   ============
BASIC EARNINGS PER COMMON SHARE                     $        .31   $        .18
                                                    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    19,420,000     19,452,174
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                            Statement of Changes in Stockholders' Equity for the
                                Three-Month Periods Ended July 31, 2001 and 2000
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                               Additional                  Accumulated Other
                                      Common Stock              Paid-in         Retained     Comprehensive
                                  Shares         Amount          Capital        Earnings         Income          Total
                              --------------------------------------------------------------------------------------------
Balance at April 30, 2000       19,550,000    $        195    $     39,801    $ 56,187,461    $     51,695    $ 56,279,152

Purchase and retirement of
   common stock                   (100,000)             (1)             --        (308,999)             --        (309,000)

Comprehensive Income:
     Net Income                         --              --              --       3,557,189              --       3,557,189

     Other Comprehensive
      Income:

      Reclassification
      adjustment for gains
      realized in net
      income, net of
      deferred taxes of
      $60,657                           --              --              --              --        (103,282)       (103,282)

      Unrealized holding
      gains on available-
      for-sale  securities,
      net of deferred
      taxes of $74,022                  --              --              --              --         126,038         126,038
                              ------------    ------------    ------------    ------------    ------------    ------------

     Total Comprehensive
      Income                                                                                                     3,579,945
                                                                                                              ------------

                              ------------    ------------    ------------    ------------    ------------    ------------
Balance at July 31, 2000        19,450,000    $        194    $     39,801    $ 59,435,651    $     74,451    $ 59,550,097
                              ============    ============    ============    ============    ============    ============

Balance at April 30, 2001       19,420,000    $        194    $     39,801    $ 76,030,856    $     29,236    $ 76,100,087

Comprehensive Income:
     Net Income                         --              --              --       6,025,984              --       6,025,984

     Other Comprehensive
      Income:

     Unrealized holding
     gains on available-
     for-sale securities
     net of deferred taxes
     of $7,253                          --              --              --              --          19,603          19,603

     Reclassification
     adjustment for gains
     realized in net
     income, net of
     deferred taxes of
     $25,508                            --              --              --              --         (48,839)        (48,839)
                              ------------    ------------    ------------    ------------    ------------    ------------

     Total Comprehensive
      Income                                                                                                     5,996,748
                                                                                                              ------------

                              ------------    ------------    ------------    ------------    ------------    ------------
Balance at July 31, 2001        19,420,000    $        194    $     39,801    $ 82,056,840    $         --    $ 82,096,835
                              ============    ============    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                                                 Statement of Cash Flows for the
                                Three-Month Periods Ended July 31, 2001 and 2000
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                           July 31,            July 31,
                                                                                               2001                2000
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $     6,025,984     $     3,557,189
  Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation and amortization                                                     308,805             187,590
          Deferred income taxes                                                              38,300             (48,300)
          Loss on disposal of fixed assets                                                       --             110,264
          Gains on sales of available-for-sale
             securities                                                                     (74,347)           (163,939)
          Decrease in income tax refunds receivable                                       2,366,440                --
          (Increase) decrease in interest receivable                                        412,700             (47,068)
          (Increase) decrease in inventories                                               (796,634)            (96,519)
          (Increase) decrease in other current assets                                      (148,683)           (373,079)
          (Increase) decrease in other assets                                              (101,500)            (22,726)
          (Increase) decrease in accounts payable - trade                                   239,938             185,562
          Increase (decrease) in commissions payable                                        171,075             (68,775)
          Increase (decrease) in sales tax payable                                           18,727              (5,318)
          Increase (decrease) in income taxes payable                                      (324,899)         (1,298,000)
          Increase (decrease) in other accrued liabilities                                   18,472            (211,905)
          Increase (decrease) in unearned revenue                                          (642,452)            436,952
                                                                                    ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 7,511,926           2,141,928
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                                      --          (7,087,753)
  Proceeds from sale or maturity of available-
    for-sale securities                                                                   4,458,519          10,576,652
  Increase in advances to, officers, directors
    and employees                                                                          (237,795)            (86,891)
  Repayment from (advances to) related parties                                               48,460             (18,910)
  (Increase) decrease in restricted cash                                                    (21,309)              9,854
  Increase in other assets                                                                 (135,893)                 --
  Purchase of property and equipment                                                     (2,613,335)         (3,519,681)

                                                                                    ---------------     ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       1,498,647            (126,729)
                                                                                    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                                                        --            (309,000)
  Payments on notes payable and long-term debt                                              (20,147)            (29,751)
  Proceeds from long-term debt                                                                   --           1,280,837
                                                                                    ---------------     ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (20,147)            942,086
                                                                                    ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 8,990,426           2,957,285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         60,511,367          43,870,755
                                                                                    ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    69,501,793     $    46,828,040
                                                                                    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                                          Statement of Cash Flows for the Three-
                                      Month Periods Ended July 31, 2001 and 2000
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                     July 31, 2001       July 31, 2000
                                                                                    ---------------     ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the period for:

         Interest                                                                   $        47,477     $        11,740

         Income taxes                                                               $     1,503,560     $     3,710,000


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

      Net change in unrealized holding gains or losses on
      available-for-sale securities, net of deferred
      income tax of $17,800 and $15,000                                            ($        29,236)    $        22,756




   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                    July 31, 2001(Unaudited)
--------------------------------------------------------------------------------



Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company")as of July 31, 2001 and 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of July 31, 2001 and for the three-month periods ended July 31, 2001 and 2000. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the quarter ended July 31, 2001 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2002.


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


Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term with a renewal option for an additional 20-year term. The Company has paid a $600,000 non-interest bearing damage deposit as part of this lease, which is included in other assets on the balance sheet. The amount of rent expense under this agreement aggregated $180,000 during each of the three-month periods ended July 31, 2001 and 2000. In connection with this lease, the Company has guaranteed a $5.3 million five-year loan to the related company for the purchase of the real estate being leased. As of July 31, 2001, the guaranteed loan had an outstanding balance of $4,168,113. The Company had restricted cash of $2,729,786 as collateral under the loan guarantee as of July 31, 2001.

During the year ended April 30, 1999, the Company entered into a 33-year net ground lease with a company owned by Mr. and Mrs. James H. Ridinger for the site on which the Company has constructed its new headquarters and warehouse facility in Greensboro, North Carolina at a cost of $4,593,133. Required rental payments are $17,000 per month since October 2000, and $10,666 per month prior to that date. The amount of rent expense under

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                          July 31, 2001(Unaudited)-Continued
--------------------------------------------------------------------------------


this agreement was $51,000 for the three-month period ended July 31, 2001. Rent expense for the three-month period ended July 31, 2000 was $31,998. In June 1999, the Company paid $500,000 to the Ridinger company for a Right of First Refusal on this site, which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets and is being amortized on a straight-line basis over the lease term. The unamortized balance will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the Ridinger company used for the purchase of the land. The guaranteed loan had an outstanding balance of $1,047,997 at July 31, 2001. This loan and the Company's term loan are cross-collateralized by the land being leased from the Ridinger company and by the building improvement constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

During the three month period ended July 31, 2001, the Company purchased a facility in Miami, Florida from an unrelated party for $3,560,400. The Company had made an earnest money deposit of $1,100,000 on this facility during the fourth quarter of fiscal 2001 and paid the remaining $2,460,400 in cash in June 2001. The Company will lease the land on which the facility sits from a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined. The building will be depreciated over the shorter of its estimated useful life or the term of the ground lease.

Substantially all of the Company's leasehold improvements are to properties leased from related companies.

Related party transactions are more fully described in the Company's most recent annual report on Form 10-K.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity & Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and an available-for-sale security totaling $74.3 million at July 31, 2001 compared to $69.7 million at April 30, 2001. The $74.3 million as of July 31, 2001 was comprised of $69.5 million of unrestricted cash, $2.9 million of restricted cash and $1.9 million of an available-for-sale security.

The restricted cash consisted of certificates of deposit, which were restricted for use as collateral under a loan guarantee of a $5.3 million loan by a financial institution to a related company during fiscal 2000. The guaranteed loan had an outstanding balance of $4,168,113 as of July 31, 2001. The loan proceeds were used by the related company to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is to be used for direct sales training and education as well as other corporate functions (see "Related Party Transactions" in the Notes to Financial Statements above).

The available-for-sale security is an obligation of a governmental agency. The security was purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arises.

The Company has a five-year $2.1 million term loan related to its office and distribution facility in Greensboro, North Carolina. The loan contains an annual fixed interest rate of 7.625% and requires 59 monthly payments of $19,750, including interest, with a balloon payment of all outstanding principal plus interest due in June 2005. The building was constructed on land leased from a related company (see "Related Party Transactions" in the Notes to Financial Statements above).

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company. The guaranteed loan had an outstanding balance of $1,047,997 as of July 31, 2001. The proceeds of the loan were used by the related company to purchase the land on which the Company's office and distribution facility in Greensboro, North Carolina resides. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

During the three month period ended July 31, 2001, the Company purchased a facility in Miami, Florida for $3,560,400. The Company had made an earnest money deposit of $1,100,000 on this facility during the fourth quarter of fiscal 2001 and paid the remaining $2,460,400 in cash in June 2001. See "Related Party Transactions" above for a further discussion of this transaction.

The Company believes that its current level of cash and cash equivalents and its cash provided by operating activities will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.


Results of Operations

The Company's sales continued to grow during the quarter ended July 31, 2001. Net sales increased 19.4% to $40.0 million for the quarter ended July 31, 2001 compared to $33.5 million for the same period in the prior fiscal year. There were two primary factors for the sales increase for 2001 quarter compared to the 2000 quarter. Foremost, the Company accelerated the recognition of approximately $3.4 million of revenue during the 2001

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED


period as a result of its' annual convention being moved from August to July. Secondly, as disclosed in the Company's most recent Form 10-K filing with the Securities and Exchange Commission, the Company experienced delays in delivering its' new human growth hormone enhancer (HGH) product to the marketplace during the fourth quarter of fiscal 2001. Upon shipment in early May 2001, the Company recognized approximately $1 million of revenue from first time orders for this product. Without these two occurrences, sales would have increased by 6.1% for the three-month period ended July 31, 2001 compared to the same period in fiscal 2001.

Commission expense was $16.3 million for the three-month period ended July 31, 2001. This compares to $15.6 million for the same period last year. Commissions, as a percentage of sales, were 40.7% and 46.5% for the three-month periods ended July 31, 2001 and 2000, respectively. The lower percentage for the fiscal 2002 period is largely due to the recognition of revenue in July 2001 from the annual convention. Commission expense as a percentage of sales, excluding the annual convention revenue, was 44.6% for the fiscal 2002 period. The commission payout as a percentage of business volume earned through commissionable product sales has remained consistent during the three-month period ended July 31, 2001 when compared to fiscal 2001.

General and administrative expenses (G&A expenses) were $4.3 million and $3.8 million for the three-month periods ended July 31, 2001 and 2000, respectively. As a percentage of sales, general and administrative expenses were 10.8% and 11.4% for the three-month periods ended July 31, 2001 and 2000, respectively. G&A expenses as a percentage of sales, excluding the annual convention revenue, were 11.8% for the 2001 period.

For the three-month periods ended July 31, 2001 and 2000, other operating expenses included the following items:

                                             2001                2000
                                       ---------------     ---------------
Legal and professional fees            $       191,034     $       151,778
Insurance                                      253,398             152,789
Other taxes and licenses                       170,346             189,539
Utilities                                       75,117              92,440
Other                                        1,031,657             837,890
                                       ---------------     ---------------
                                       $     1,721,552     $     1,424,436
                                       ===============     ===============

Due to efforts to expand human resources to better serve the Company's distributors, the Company had a larger workforce by 24% during the three-month period ended July 31, 2001 compared to the same period in fiscal 2001. This resulted in increased payroll expenses and employee benefits.

The Company incurred larger consulting expenses during the 2000 period due to renovations of the leased corporate facility in Miami, Florida.

The Company incurred larger rental expense during the 2000 period as result of leasing a building in Greensboro, North Carolina prior to the completion of its' new office and distribution facility during July 2000.

Depreciation and amortization increased in the fiscal 2002 quarter over the fiscal 2001 quarter primarily due to the completion of the office and distribution facility in Greensboro, North Carolina during July 2000. The facility in North Carolina is being depreciated over 33 years (ground lease term). The equipment and furnishings for this facility are being depreciated over 10 years.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


Insurance expense increased due to higher health care costs incurred and number of employees covered under the Company's self-insured health insurance plan during the three-month period ended July 31, 2001 compared to the three-month period ended July 31, 2000. The amount of expense incurred under the plan can vary from year to year depending upon the health and number of Company employees. The Company's health plan does have a $30,000 annual stop loss limit per employee and an annual aggregate stop loss limit of approximately $652,000. The Company also incurred larger property insurance due to the expansion of corporate facilities in both Greensboro, North Carolina and Miami, Florida since the three-month period ended July 31, 2000.

Other operating expenses were 2.6% and 2.5% of sales for the three-month periods ended July 31, 2001 and 2000, respectively. Other operating expenses were 2.8% of sales for the most recent three-month fiscal period excluding the annual convention revenue.


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


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

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


                                         MARKET AMERICA, INC.
                                         (Registrant)




Date: September 14, 2001                 /s/ James H. Ridinger
------------------------                 -----------------------------------
                                         James H. Ridinger, President and CEO
                                         (Principal Executive Officer and
                                         Principal Financial Officer)

                              EXHIBITS TO FORM 10-Q

                                  EXHIBIT INDEX



 Exhibit
 Number                              Identification
 ------                              --------------

   2.1 Agreement and Plan of Merger dated as of October 31, 1993 between Atlantis Ventures, Inc. and Market America, Inc. and Addendum (to same)dated October 1, 1993 (incorporated by reference to Exhibits
               2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K filed October 6, 1993)

   3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993)

   3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996)

   3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996)

  10.2 Vendor agreement between Market America, Inc. and Isontonix (x) Corporation dated October 25, 1993 (incorporated by reference to
               Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998)

  10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999)

  10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings LLC dated May 20, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999)

  10.6         Lease between Miracle Properties LLC and Market America, Inc.
               dated February 1, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 filed with the Commission on July 28, 2000)