Form 10-Q
period 2001-10-31
MARKET AMERICA INC
filed 2001-12-17
CIK 880121

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

                 For the quarterly period ended October 31, 2001

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 14, 2001.

                                   19,420,000


================================================================================

PART I


ITEM 1 Statement of Financial Position as of October 31, 2001 (Unaudited) and April 30, 2001

         Statement of Operations for the Three and Six-Month Periods Ended October 31, 2001 and 2000 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Six- Month Periods Ended October 31, 2001 and 2000 (Unaudited)

         Statement of Cash Flows for the Six-Month Periods Ended October 31, 2001 and 2000 (Unaudited)

         Notes to Financial Statements as of October 31, 2001 (Unaudited)

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 2001 and April 30, 2001
--------------------------------------------------------------------------------


                                                                                     (Unaudited)
                                                                                   October 31, 2001     April 30, 2001
                                                                                   ----------------     ---------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                      $    60,135,599     $    60,511,367
     Investment in available-for-sale securities                                         12,202,969           6,301,797
     Income tax refunds receivable                                                             --             2,366,440
     Interest receivable                                                                     89,234             550,827
     Advances to related parties                                                               --                16,222
     Advances to officers, directors and
        employees                                                                           413,936             236,467
     Inventories                                                                          3,291,137           3,296,701
     Deferred tax assets                                                                    343,000             372,500
     Prepaid income taxes                                                                   854,136                --
     Other current assets                                                                   296,177             134,190
                                                                                    ---------------     ---------------

            Total current assets                                                         77,626,188          73,786,511
                                                                                    ---------------     ---------------

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                              5,916,314           5,346,209
     Buildings                                                                            8,153,533           4,593,133
     Yacht                                                                                3,610,000           3,610,000
     Software                                                                               435,802             397,000
     Building construction in progress                                                       66,785                --
     Leasehold improvements                                                               1,280,306           1,253,536
                                                                                    ---------------     ---------------

                                                                                         19,462,740          15,199,878
     Less accumulated depreciation and
          amortization                                                                    2,581,814           1,913,505
                                                                                    ---------------     ---------------

            Total property and equipment                                                 16,880,926          13,286,373
                                                                                    ---------------     ---------------

OTHER ASSETS
     Restricted cash                                                                      2,785,000           2,933,477
     Deposit on building                                                                       --             1,100,000
     Other                                                                                1,431,550           1,326,729
                                                                                    ---------------     ---------------

            Total other assets                                                            4,216,550           5,360,206
                                                                                    ---------------     ---------------

TOTAL ASSETS                                                                        $    98,723,664     $    92,433,090
                                                                                    ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                                           Statement of Financial Position as of
MARKET AMERICA, INC.                         October 31, 2001 and April 30, 2001
--------------------------------------------------------------------------------


                                                                                     (Unaudited)
                                                                                   October 31, 2001     April 30, 2001
                                                                                   ----------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                              $        85,726     $        80,478
     Accounts payable - trade                                                             1,627,697           1,861,504
     Commissions payable                                                                  3,081,225           2,676,825
     Sales tax payable                                                                      952,040           1,039,156
     Income taxes payable                                                                      --             3,811,363
     Other accrued liabilities                                                              608,702             526,462
     Due to related parties                                                                  32,078                --
     Unearned revenue                                                                     3,840,892           4,289,569
                                                                                    ---------------     ---------------

         Total current liabilities                                                       10,228,360          14,285,357
                                                                                    ---------------     ---------------

LONG-TERM DEBT                                                                            1,909,854           1,955,346
                                                                                    ---------------     ---------------

DEFERRED TAX LIABILITIES                                                                    125,000              92,300
                                                                                    ---------------     ---------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
         800,000,000 shares authorized;
         19,420,000 shares issued and
         outstanding at October 31, 2001 and                                                    194                 194
         April 30, 2001
     Additional paid-in-capital                                                              39,801              39,801
     Retained earnings                                                                   86,388,546          76,030,856
     Accumulated other comprehensive income:
          Unrealized gains on available-for-sale
          securities, net of deferred taxes                                                  31,909              29,236
                                                                                    ---------------     ---------------

         Total stockholders' equity                                                      86,460,450          76,100,087
                                                                                    ---------------     ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                $    98,723,664     $    92,433,090
                                                                                    ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                             Statement of Operations for the Three and Six-Month
MARKET AMERICA, INC.         Periods Ended October 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------


                                                  Three Month Periods Ended              Six Month Periods Ended
                                           ------------------------------------    ------------------------------------

                                           October 31, 2001    October 31, 2000    October 31, 2001    October 31, 2000
                                           ----------------    ----------------    ----------------    ----------------

SALES                                       $    37,141,864     $    35,314,883     $    77,191,194     $    68,851,764

COST OF SALES                                     9,574,784           9,133,861          20,156,491          18,119,659
                                            ---------------     ---------------     ---------------     ---------------

GROSS PROFIT                                     27,567,080          26,181,022          57,034,703          50,732,105
                                            ---------------     ---------------     ---------------     ---------------

SELLING EXPENSES
       Commissions                               16,313,775          14,827,880          32,628,780          30,425,940
                                            ---------------     ---------------     ---------------     ---------------

GENERAL and ADMINISTRATIVE
EXPENSES
       Salaries                                   2,124,207           1,886,703           4,081,838           3,366,891
       Depreciation & amortization                  367,441             138,162             676,246             325,752
       Rents                                        308,754             270,165             603,849             635,010
       Consulting                                    61,963             141,752             115,030             513,707
       Other operating expenses                   1,839,292           1,602,873           3,560,845           3,027,311
                                            ---------------     ---------------     ---------------     ---------------
                                                  4,701,657           4,039,655           9,037,808           7,868,671
                                            ---------------     ---------------     ---------------     ---------------

INCOME FROM OPERATIONS                            6,551,648           7,313,487          15,368,115          12,437,494
                                            ---------------     ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE)
       Interest income                              576,494             649,311           1,211,193           1,333,746
       Interest expense                             (99,079)            (40,529)           (146,556)            (52,269)
       Dividend income                               11,034                 106              24,629               1,417
       Realized gain (loss) on
          available-for-sale
          securities                                 (3,029)            207,461              71,317             371,400
       Loss on disposal of assets                      --                (1,899)               --              (112,163)
       Miscellaneous                                137,498             161,538             234,403             324,963
                                            ---------------     ---------------     ---------------     ---------------

     Total other income (expense)                   622,918             975,988           1,394,986           1,867,094
                                            ---------------     ---------------     ---------------     ---------------

INCOME BEFORE TAXES                               7,174,566           8,289,475          16,763,101          14,304,588

PROVISION FOR
INCOME TAXES                                      2,842,860           2,864,393           6,405,411           5,322,317
                                            ---------------     ---------------     ---------------     ---------------

NET INCOME                                  $     4,331,706     $     5,425,082     $    10,357,690     $     8,982,271
                                            ===============     ===============     ===============     ===============

BASIC EARNINGS PER COMMON
SHARE                                       $          0.22     $          0.28     $          0.53     $          0.46
                                            ===============     ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                     19,420,000          19,420,978          19,420,000          19,436,576
                                            ===============     ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                       Statement of Changes in Stockholders' Equity for the Six-
MARKET AMERICA, INC.   Month Periods Ended October 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                      Additional                Accumulated Other
                                              Common Stock             Paid-in        Retained    Comprehensive
                                          Shares         Amount        Capital        Earnings        Income         Total
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at April 30, 2000                19,550,000   $        195   $     39,801   $ 56,187,461   $     51,695   $ 56,279,152

Purchase and retirement of
   common stock                            (130,000)            (1)          --         (368,999)          --         (369,000)

Comprehensive Income:
     Net Income                                --             --             --        8,982,271           --        8,982,271

     Other Comprehensive
     Income:

     Unrealized holdings
     gains on available-
     for-sale securities,
     net of deferred
     taxes of $148,282                         --             --             --             --          272,476        272,476

     Reclassification
     adjustment for gains
     realized in net
     income, net of
     deferred taxes of
     $148,282                                  --             --             --             --         (223,118)      (223,118)
                                       ------------   ------------   ------------   ------------   ------------   ------------

     Total Comprehensive
      Income                                                                                                         9,031,629
                                                                                                                  ------------

                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at October 31, 2000              19,420,000   $        194   $     39,801   $ 64,800,733   $    101,053   $ 64,941,781
                                       ============   ============   ============   ============   ============   ============

Balance at April 30, 2001                19,420,000   $        194   $     39,801   $ 76,030,856   $     29,236   $ 76,100,087

Comprehensive Income:
     Net Income                                --             --             --       10,357,690           --       10,357,690

     Other Comprehensive
     Income:

     Unrealized holding
     gains on available-
     for-sale securities
     net of deferred taxes
     of $27,327                                --             --             --             --           47,603         47,603

     Reclassification
     adjustment for net
     gains realized in net
     income, net of
     deferred taxes of
     $26,387                                   --             --             --             --          (44,930)       (44,930)
                                       ------------   ------------   ------------   ------------   ------------   ------------

     Total Comprehensive
     Income                                                                                                         10,360,363
                                                                                                                  ------------

Balance at October 31, 2001              19,420,000   $        194   $     39,801   $ 86,388,546   $     31,909   $ 86,460,450
                                       ============   ============   ============   ============   ============   ============


    The accompanying notes are an integral part of these financial statements

                                            Statement of Cash Flows for the Six-
                                   Month Periods Ended October 31, 2001 and 2000
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                   October 31, 2001     April 30, 2001
                                                                                   ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                      $    10,357,690     $     8,982,271
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                        676,246             325,752
       Deferred income taxes                                                                 61,260             (64,400)
       Loss on disposal of fixed assets                                                        --               112,163
       Gains on sales of available-for-sale securities                                      (71,317)           (374,225)
       (Increase) decrease in income tax refunds receivable                               2,366,440                --
       (Increase) decrease in interest receivable                                           461,593             (27,321)
       (Increase) decrease in inventories                                                     5,564            (359,590)
       (Increase) decrease in prepaid income taxes                                         (854,136)               --
       (Increase) decrease in other current assets                                         (161,987)           (171,992)
       (Increase) decrease in other assets                                                  (37,960)            (12,725)
       Increase (decrease) in accounts payable - trade                                     (233,807)           (675,530)
       Increase (decrease) in commissions payable                                           404,400             107,656
       Increase (decrease) in sales tax payable                                             (87,116)             16,220
       Increase (decrease) in income taxes payable                                       (3,811,363)         (3,479,000)
       Increase (decrease) in other accrued liabilities                                      82,240            (163,237)
       Increase (decrease) in unearned revenue                                             (448,677)            260,195
                                                                                    ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 8,709,070           4,476,237
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                                           (12,152,318)        (23,208,021)
    Proceeds from sale or maturity of available-for-sale
        securities                                                                        6,326,077          16,678,203
    (Increase) decrease in advances to officers, directors
        and employees                                                                      (177,469)             48,998
    (Increase) decrease in amounts due to/from
        related parties                                                                      48,460               1,847
    (Increase) decrease in other assets                                                     (74,958)               --
    (Increase) decrease in restricted cash                                                  148,477            (238,568)
    Capital expenditures                                                                 (3,162,863)         (4,432,699)
                                                                                    ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (9,044,594)        (11,150,240)
                                                                                    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase and retirement of common stock                                                   --              (369,000)
     Principal payments on long-term debt                                                   (40,244)            (35,026)
     Proceeds from long-term debt                                                              --             1,280,837
                                                                                    ---------------     ---------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                                     (40,244)            876,811
                                                                                    ---------------     ---------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                    (375,768)         (5,797,192)

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                   60,511,367          43,870,755
                                                                                    ---------------     ---------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                            $    60,135,599     $    38,073,563
                                                                                    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                                            Statement of Cash Flows for the Six-
                                   Month Periods Ended October 31, 2001 and 2000
MARKET AMERICA, INC.                                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                   October 31, 2001     April 30, 2001
                                                                                   ----------------     ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the period for:

         Interest                                                                   $       146,566     $        52,269

         Income taxes                                                               $     8,679,060     $     9,393,000


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

      Net change in unrealized holding gains or losses on
      available-for-sale securities, net of deferred
      income tax of $940 and $33,000                                                $         2,673     $        49,358







   The accompanying notes are an integral part of these financial statements.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 2001 (Unaudited)
--------------------------------------------------------------------------------

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of October 31, 2001 and 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of October 31, 2001 and 2000 and for the three and six-month periods ended October 31, 2001 and 2000. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and six-month periods ended October 31, 2001 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2002.


Earnings Per Share

The Company computes earnings per share ("EPS") based upon the requirements of Statement of Financial Accounting Standards No. 128. This statement specifies the calculation, presentation and disclosure requirements for both basic and diluted EPS. The Company does not present diluted EPS because it does not have any securities or contracts outstanding with dilutive potential for its common shares.


Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period financial statements presentations. Reclassifications made had no effect on previously reported net income.


Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term with a renewal option for an additional 20-year term. The Company has paid a $600,000 non-interest bearing damage deposit as part of this lease, which is included in other assets on the balance sheet. The amount of rent expense under this agreement aggregated $180,000 and $360,000 during each of the three and six-month periods ended October 31, 2001 and 2000, respectively. In connection with this lease, the Company has guaranteed a $5.3 million five-year loan to the related company for the purchase of the real estate being leased. As of October 31, 2001, the guaranteed loan had an outstanding balance of $4,132,002. The Company had restricted cash of $2,560,000 as collateral under the loan guarantee as of October 31, 2001. During the three-month period ended October 31, 2001, the Company began construction of a $675,000 building on this leased property in order to further expand the meeting and training facilities in Miami, Florida.

During the year ended April 30, 1999, the Company entered into a 33-year net ground lease with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, for the site on which the Company has constructed its new headquarters and warehouse facility in Greensboro, North Carolina at a cost of $4,593,133. Required rental payments are $17,000 per month since October 2000, and $10,666 per month prior to that date. The amount of rent expense under this agreement was $51,000 and $102,000 for the three-month and six-month periods ended October 31, 2001, respectively. Rent expense for the three-month and six-month periods ended October 31, 2000 was $38,332 and $70,330, respectively. In June 1999, the Company paid $500,000 to the Ridinger company for a Right of First Refusal on this site, which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets and is being amortized on a straight-line basis over the lease term. The unamortized balance will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the Ridinger company used for the purchase of the land. The guaranteed loan had an outstanding balance of $1,044,265 at October 31, 2001. This loan and the Company's term loan are cross-collateralized by the land being leased from the Ridinger company and by the building improvement constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

                                                   Notes to Financial Statements
MARKET AMERICA, INC.                                October 31, 2001 (Unaudited)
--------------------------------------------------------------------------------


In June 2001, the Company purchased a facility in Miami, Florida from an unrelated party for $3,560,400. The Company had made an earnest money deposit of $1,100,000 on this facility during the fourth quarter of fiscal 2001 and paid the remaining $2,460,400 in cash upon closing. The Company will lease the land on which the facility sits from a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined. The building will be depreciated over the shorter of its estimated useful life or the term of the ground lease.

Substantially all of the Company's leasehold improvements are to properties leased from related companies.

Related party transactions are more fully described in the Company's most recent Annual Report on Form 10-K.


Management Buyout Offer

On October 17, 2001, the Company issued a press release announcing that it received a proposal from a management group composed of its President and Chief Executive Officer, James H. Ridinger, and Senior Vice President, Loren Ridinger. Mr. Ridinger holds approximately 77% of the Company's common stock. Under the terms of the proposal, an entity which would hold the management group's stock would be merged with and into the Company, with the Company as the surviving corporation. All outstanding shares of the Company not already held by such management group would be acquired for a cash price of $8.00 per share. The Company's Board of Directors has not, as of the date of this report, taken any action implementing the buyout offer but it is anticipated that the implementation will be initiated within the next few weeks.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $75.1 as of October 31, 2001 compared to $69.7 million as of April 30, 2001. The $75.1 million as of October 31, 2001 was comprised of $60.1 million of unrestricted cash, $2.8 million of restricted cash and $12.2 million of available-for-sale securities.

The restricted cash consisted primarily of certificates of deposit, which were restricted for use as collateral under a guarantee of a $5.3 million loan extended by a financial institution to a related company controlled by Mr. and Mrs. James H. Ridinger, officers and stockholders of the Company, during fiscal 2000. The guaranteed loan had an outstanding balance of $4,132,002 as of October 31, 2001. The loan proceeds were used by the related company to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is used for direct sales training and education as well as other corporate functions (see Related Party Transactions in the Notes to Financial Statements above). During the three-month period ended October 31, 2001, the Company began construction of a $675,000 building on this leased real estate in order to further expand the training and meeting facilities in Miami, Florida. The costs of this facility will be funded from cash flows from operations.

The available-for-sale securities consist of commercial paper. These securities were purchased in order to increase the Company's yield on assets pending use in the Company's business and can be converted into cash if the need arises.

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

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company. The guaranteed loan had an outstanding balance of $1,044,265 as of October 31,2001. The proceeds of the loan were used by the related company to purchase the land on which the Company constructed its new office and distribution facility in Greensboro, North Carolina. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

In June 2001, the Company purchased a facility in Miami, Florida for $3,560,400. The Company had made an earnest money deposit of $1,100,000 on this facility during the fourth quarter of fiscal 2001 and paid the remaining $2,460,400 in cash upon closing. See "Related Party Transactions" above for a further discussion of this transaction.

Management believes that its current level of cash and cash equivalents and its cash provided by operations will provide sufficient resources for operations in the foreseeable future. In the event that the Company's operating environment becomes adverse, there can be no assurance that additional financing would not be required.


Results of Operations

The Company's sales continued to grow during the three and six-month periods ended October 31, 2001. Net sales increased 5.2% to $37.1 million from $35.3 million for the quarter ended October 31, 2001 compared to the same period in 2000. Net sales also increased by 12.1% to $77.2 million from $68.9 million for the six-month period ended October 31, 2001 compared to the same period in 2000. During the current fiscal year, the Company's annual convention was moved from August to July. Sales growth for the three-month period ended October 31, 2001 compared to the same fiscal 2001 period was 11.6% without the annual convention revenue included in the fiscal 2001 period.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Commission expense was $16.3 million and $14.8 million for the three-month periods ended October 31, 2001 and 2000, respectively. Commission expense was $32.6 million and $30.4 million for the six-month periods ended October 31, 2001 and 2000, respectively. Commissions, as a percentage of sales, were 43.9% and 42.0% for the three-month periods ended October 31, 2001 and 2000, respectively, and 42.3% and 44.2% for the six-month periods ended October 31, 2001 and 2000, respectively. Without the annual convention revenue included in the three-month period ended October 31, 2000, commission expense was 44.5% of sales. The commission payout as a percentage of business volume earned through commissionable product sales has remained consistent during both the three and six-month periods ended October 31, 2001 when compared to the same prior year period.

General and administrative expenses were $4.7 million and $4.0 million for the three-month periods ended October 31, 2001 and 2000, respectively, and $9.0 million and $7.9 million for the six-month periods ended October 31, 2001 and 2000, respectively. As a percentage of sales, general and administrative expenses were 12.6% and 11.4% for the three-month periods ended October 31, 2001 and 2000, respectively, and 11.7% and 11.4% for the six-month periods ended October 31, 2001 and 2000, respectively. Excluding the annual convention revenue from the three-month fiscal 2001 period, general and administrative expenses were 12.1% of sales. For the three and six-month periods ended October 31, 2001 and 2000, other general and administrative expenses included the following items:


                                                  Three-Months                                Six-Months
                                                Ended October 31,                          Ended October 31,
                                            2001                  2000                 2001                   2000
                                      ----------------      ----------------      ----------------      ----------------
Legal and professional fees           $        208,658      $        172,312      $        399,692      $        324,090
Insurance                                      257,222                89,064               510,620               241,853
Other taxes and licenses                       243,240               164,775               413,586               354,314
Utilities                                      104,543                86,225               179,660               178,665
Repairs and maintenance                        177,544               414,589               351,789               596,511
Other                                          848,085               675,908             1,705,498             1,331,878
                                      ----------------      ----------------      ----------------      ----------------
                                      $      1,839,292      $      1,602,873      $      3,560,845      $      3,027,311
                                      ================      ================      ================      ================

Due to efforts to expand human resources to better serve the Company's distributors, the Company had a 19% larger workforce during the six-month period ended October 31, 2001 compared to the six month period ended October 31, 2000. This growth in the number of employees resulted in increased payroll expenses and employee benefits.

Depreciation and amortization expense increased in the fiscal 2002 periods due to the completion of the office and distribution facility in Greensboro, North Carolina during July 2000, renovation completions of the office and training center in Miami, Florida and the expansion of the training facilities in Miami, Florida. The facility in North Carolina is being depreciated over 33 years (ground lease term). The equipment and furnishings for these facilities are being depreciated over 10 years.

The Company incurred larger consulting expenses during the fiscal 2001 periods due to renovations of the leased corporate facility in Miami, Florida.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


Insurance expense increased during the fiscal 2002 periods due to higher health care costs incurred and number of employees covered under the Company's self-insured health insurance plan. The amount of expense incurred under the plan can vary from year to year depending upon the health and number of Company employees. The Company's health plan does have a $50,000 annual stop limit per employee and an annual aggregate stop loss limit of approximately $889,000. The Company also incurred larger property insurance due to the expansion of corporate facilities in both Greensboro, North Carolina and Miami, Florida.

Repairs and maintenance costs were lower during the fiscal 2002 periods due to larger expenditures associated with the Company's yacht and the Miami training and office facility during the prior year.

Other operating expenses were 2.3% and 2.0% of sales for the three-month periods ended October 31, 2001 and 2000, respectively, with the annual convention income excluded from the three-month period ended October 31, 2000. Other operating expenses were 2.2% and 1.9% of sales for the six-month periods ended October 31, 2001 and 2000, respectively.

The increase in the income tax provision as a percentage of pretax income for both the three and six-month periods ended October 31, 2001 is due to the amendment of state income tax returns for fiscal years 1997, 1998 and 1999 during the three-month period ended October 31, 2000.

Earnings per share decreased from $.28 for the three-month period ended October 31, 2000 to $.22 for the three-month period ended October 31, 2001 due to the Company's annual convention and related product sales being moved from August to July during the current period. Earnings per share increased by $.07 during the six-month period ended October 31, 2001 over the comparable prior year period primarily due to the 12.1% sales growth during the current year.


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

PART II


ITEM 1     LEGAL PROCEEDINGS

           On October 19, 2001, a civil lawsuit was filed against the Company and all of the Company's directors in Superior Court, Guilford County, North Carolina. The Suit alleges that the proposal announced on October 17, 2001 by a management group to acquire the Company is detrimental to certain shareholders of the Company not affiliated with the management group (see Notes to Financial Statements above). The suit also requests that it be certified as a class action and that the court enjoin the Company and the Company's directors from proceeding with the proposed transaction. The suit also alleges that all defendants have breached and are breaching fiduciary duties owed to the plaintiff and other shareholders. The Company and the Company's directors have not yet responded to the lawsuit but plan to file timely responses denying the allegations.

           The Company is periodically involved in routine litigation incidental to its business, including litigation involving distributor terminations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.


ITEM 2     CHANGES IN SECURITIES

           None


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of the stockholders of the Company was held on October 1, 2001. At the meeting, James H. Ridinger, Loren A. Ridinger and Marty Weissman were unanimously re-elected to the Board of Directors. No other matters were voted on by the stockholders at the meeting.


ITEM 5     OTHER INFORMATION

           None


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  The exhibits to this report are listed in the Exhibit Index, which is incorporated herein by reference.

            (b)   REPORTS ON FORM 8-K

                  On October 17, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 thereof that it had received a proposal from a management group composed of its President and Chief Executive Officer, James H. Ridinger, and Senior Vice President, Loren Ridinger. Under the terms of the proposal, all outstanding shares of the Company not already held by such management group would be acquired for a cash price of $8.00 per share.

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


                                            MARKET AMERICA, INC.
                                            (Registrant)




Date: December 17, 2001                     /s/ James H. Ridinger
-----------------------                     ------------------------------------
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

   3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1993, Commission File No. 000-23250)

   3.2 Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

   3.3 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Commission on July 30, 1996, Commission File No. 000-23250)

  10.2 Vendor agreement between Market America, Inc. and Isotonix (x) Corporation dated October 25, 1993 (incorporated by reference to
            Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 13, 1998 filed with the Commission on August 13, 1998, Commission File No. 000-23250)

  10.4 Lease between Miracle Holdings LLC and Market America, Inc. dated November 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  10.5 Right of First Refusal agreement between Market America, Inc. and Miracle Holdings LLC dated May 20, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 filed with the Commission on July 29, 1999, Commission File No. 000-23250)

  10.6 Lease between Miracle Properties LLC and Market America, Inc. dated February 1, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10K for the fiscal year ended April 30, 2000 filed with the Commission on July 28, 2000, Commission File No. 000-23250)