Form 10-Q
period 2002-01-31
MARKET AMERICA INC
filed 2002-03-18
CIK 880121

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

                For the quarterly period ended January 31, 2002

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

        Yes /X/                                                No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 16, 2002.

                                   19,420,000


================================================================================

PART I


ITEM 1 Statement of Financial Position as of January 31, 2002 (Unaudited) and April 30, 2001

         Statement of Operations for the Three and Nine-Month Periods Ended January 31, 2002 and 2001 (Unaudited)

         Statement of Changes in Stockholders' Equity for the Nine-Month Periods Ended January 31, 2002 and 2001 (Unaudited)

         Statement of Cash Flows for the Nine-Month Periods Ended January 31, 2002 and 2001 (Unaudited)

         Notes to Financial Statements as of January 31, 2002 (Unaudited)


                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                       January 31, 2002 and April 30, 2001
------------------------------------------------------------------------------------------------

                                                        (Unaudited)
                                                      January 31, 2002           April 30, 2001
                                                     -------------------       ------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $ 75,077,234             $ 60,511,367
     Investment in available-for-sale securities               2,374,884                6,301,797
     Income tax refunds receivable                               230,957                2,366,440
     Interest receivable                                          57,356                  550,827
     Advances to related parties                                       -                   16,222
     Advances to officers, directors and employees               276,771                  236,467
     Inventories                                               3,084,984                3,296,701
     Deferred tax assets                                         359,400                  372,500
     Prepaid income taxes                                        607,000                        -
     Other current assets                                        443,827                  134,190
                                                     -------------------       ------------------

            Total current assets                              82,512,413               73,786,511
                                                     -------------------       ------------------

PROPERTY AND EQUIPMENT
     Furniture and equipment                                   6,129,099                5,346,209
     Buildings                                                 8,155,040                4,593,133
     Yacht                                                     3,610,000                3,610,000
     Software                                                    450,755                  397,000
     Building construction in progress                           103,975                        -
     Leasehold improvements                                    1,290,001                1,253,536
                                                     -------------------       ------------------

                                                              19,738,870               15,199,878

     Less accumulated depreciation and
          amortization                                         2,947,286                1,913,505
                                                     -------------------       ------------------

            Total property and equipment                      16,791,584               13,286,373
                                                     -------------------       ------------------

OTHER ASSETS
     Restricted cash                                           2,785,000                2,933,477
     Deposit on building                                               -                1,100,000
     Other                                                     1,398,668                1,326,729
                                                     -------------------       ------------------

            Total other assets                                 4,183,668                5,360,206
                                                     -------------------       ------------------

TOTAL ASSETS                                               $ 103,487,665             $ 92,433,090
                                                     ===================       ===================

   The accompanying notes are an integral part of these financial statements.


                                                          Statement of Financial Position as of
MARKET AMERICA, INC.                                       January 31, 2002 and April 30, 2001
--------------------------------------------------------------------------------------------------

                                                         (Unaudited)
                                                      January 31, 2002           April 30, 2001
                                                     --------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                       $    87,409           $       80,478
     Accounts payable - trade                                  1,233,762                1,861,504
     Commissions payable                                       3,462,520                2,676,825
     Sales tax payable                                           977,736                1,039,156
     Income taxes payable                                              -                3,811,363
     Other accrued liabilities                                   623,029                  526,462
     Unearned revenue                                          3,933,819                4,289,569
                                                     -------------------       ------------------

         Total current liabilities                            10,318,275               14,285,357
                                                     -------------------       ------------------

LONG-TERM DEBT                                                 1,880,667                1,955,346
                                                     -------------------       ------------------

DEFERRED TAX LIABILITIES                                         135,000                   92,300
                                                     -------------------       ------------------

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value;
         800,000,000 shares authorized;
         19,420,000 shares issued and
         outstanding at January 31, 2002 and
         April 30, 2001                                              194                      194
     Additional paid-in-capital                                   39,801                   39,801
     Retained earnings                                        91,107,731               76,030,856
     Accumulated other comprehensive income:
          Unrealized gains on available-for-sale
          securities, net of deferred taxes                        5,997                   29,236
                                                     -------------------       ------------------

         Total stockholders' equity                           91,153,723               76,100,087
                                                     -------------------       ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 103,487,665             $ 92,433,090
                                                     ===================       ==================


   The accompanying notes are an integral part of these financial statements.


                                                                                      Statement of Operations for the Three and
   MARKET AMERICA, INC.                                          Nine-Month Periods Ended January 31, 2002 and 2001 (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

                                                Three-Month Periods Ended                   Nine-Month Periods Ended
                                         January 31, 2002      January 31, 2001      January 31, 2002      January 31, 2001
                                         ----------------      ----------------      ----------------      ----------------
   SALES                                       $ 37,899,571         $ 32,564,585        $ 115,090,765            $ 101,416,349

   COST OF SALES                                  9,136,466            8,450,477           29,292,956               26,570,136
                                       --------------------- --------------------  -------------------  -----------------------

   GROSS PROFIT                                  28,763,105           24,114,108           85,797,809               74,846,213
                                       --------------------- --------------------  -------------------  -----------------------

   SELLING EXPENSES
          Commissions                            16,346,720           14,107,445           48,975,500               44,533,385
                                       --------------------- --------------------  -------------------  -----------------------

   GENERAL and ADMINISTRATIVE
   EXPENSES
          Salaries                                2,474,089            1,804,410            6,555,927                5,171,301
          Depreciation & amortization               369,440              358,619            1,045,686                  684,371
          Rents                                     308,594              279,427              912,443                  914,437
          Consulting                                 47,235               53,161              162,265                  566,868
          Other operating expenses                2,046,216            1,821,033            5,607,062                4,848,344
                                       --------------------- --------------------  -------------------  -----------------------
                                                  5,245,574            4,316,650           14,283,383               12,185,321
                                       --------------------- --------------------  -------------------  -----------------------

   INCOME FROM OPERATIONS                         7,170,811            5,690,013           22,538,926               18,127,507
                                       --------------------- --------------------  -------------------  -----------------------

   OTHER INCOME (EXPENSE)
          Interest income                           321,849              787,974            1,533,042                2,121,720
          Interest expense                          (32,123)             (64,569)            (178,679)                (116,838)
          Dividend income                               177                   26               24,806                    1,443
          Realized gain on
             available-for-sale
             securities                             101,680              235,207              172,998                  606,607
          Gain (loss) on disposal
             of assets                                    -               19,765                    -                  (92,398)
          Miscellaneous                             138,267              136,660              372,670                  461,623
                                       --------------------- --------------------  -------------------  -----------------------

        Total other income (expense)                529,850            1,115,063            1,924,837                2,982,157
                                       --------------------- --------------------  -------------------  -----------------------

   INCOME BEFORE TAXES                            7,700,661            6,805,076           24,463,763               21,109,664

   PROVISION FOR INCOME TAXES                     2,981,477            2,179,742            9,386,888                7,502,059
                                       --------------------- --------------------  -------------------  -----------------------

   NET INCOME                                  $  4,719,184         $  4,625,334        $  15,076,875            $  13,607,605
                                       ===================== ====================  ===================  =======================

   BASIC EARNINGS PER COMMON SHARE             $       0.24         $       0.24        $        0.78             $       0.70
                                       ===================== ====================  ===================  =======================

   WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                  19,420,000           19,420,000           19,420,000               19,431,051
                                       ===================== ====================  ===================  =======================

   The accompanying notes are an integral part of these financial statements.


                                                                    Statement of Changes in Stockholders' Equity for the
        MARKET AMERICA, INC.                              Nine-month Periods Ended January 31, 2002 and 2001 (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                        Additional                     Accumulated Other
                                   Common Stock          Paid-in       Retained         Comprehensive
                                 Shares       Amount     Capital       Earnings             Income             Total
                             --------------------------------------------------------------------------------------------
Balance at April 30, 2000        19,550,000      $ 195    $ 39,801     $ 56,187,461            $51,695      $ 56,279,152

Comprehensive Income:
     Net Income                           -          -           -       13,607,605                  -        13,607,605

     Other Comprehensive
     Income:

     Unrealized holdings gains
     on available-for-sale
     securities, net of deferred
     taxes of $240,862                    -          -           -                -            410,241           410,241

     Reclassification
     adjustment for gains
     realized in net income, net
     of deferred taxes of
     $226,738                             -          -           -                -          (379,869)         (379,869)
                                                                                                              ----------

     Total Comprehensive
        Income                                                                                                13,637,977
                                                                                                              ----------

Purchase and retirement of
   Common stock                    (130,000)        (1)          -         (368,999)                 -          (369,000)

                             -------------------------------------------------------------------------------------------
Balance at January 31, 2001      19,420,000      $ 194    $ 39,801     $ 69,426,067            $82,067      $ 69,548,129
                             ===========================================================================================

Balance at April 30, 2001        19,420,000      $ 194    $ 39,801      $76,030,856          $  29,236       $76,100,087

Comprehensive Income:
     Net Income                           -          -           -       15,076,875                  -        15,076,875

     Other Comprehensive
     Income:

     Unrealized holding gains
     on available-for-sale
     securities net of
     deferred taxes of
     $49,731                              -          -           -                -             85,750            85,750

     Reclassification
     adjustment for net
     gains realized in net
     income, net of deferred
     taxes of $64,009                     -          -           -                -           (108,989)         (108,989)
                                                                                                              ----------
     Total Comprehensive
      Income                                                                                                  15,053,636
                             -------------------------------------------------------------------------------------------

Balance at January 31, 2002      19,420,000      $ 194    $ 39,801      $91,107,731           $  5,997       $91,153,723
                             ===========================================================================================


    The accompanying notes are an integral part of these financial statements


                                                                                    Statement of Cash Flows for the Nine-
                                                                            Month Periods Ended January 31, 2002 and 2001
MARKET AMERICA, INC.                                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                January 31, 2002        January 31,2001
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                    $  15,076,875           $   13,607,605
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                  1,045,686                  684,371
       Deferred income taxes                                                             70,078                 (185,000)
       Loss on disposal of fixed assets                                                       -                   92,398
       Gains on sales of available-for-sale securities                                 (172,998)                (606,607)
       (Increase) decrease in income tax refunds receivable                           2,135,483               (1,120,161)
       (Increase) decrease in interest receivable                                       493,471                        -
       (Increase) decrease in inventories                                               211,717               (1,047,687)
       (Increase) decrease in prepaid income taxes                                     (607,000)                       -
       (Increase) decrease in other current assets                                     (309,637)                (375,409)
       (Increase) decrease in other assets                                              (83,844)                  37,275
       Increase (decrease) in accounts payable - trade                                 (627,742)                (433,618)
       Increase (decrease) in commissions payable                                       785,695                  125,125
       Increase (decrease) in sales tax payable                                         (61,420)                  10,612
       Increase (decrease) in income taxes payable                                   (3,811,363)              (3,429,598)
       Increase (decrease) in other accrued liabilities                                  96,567                  282,253
       Increase (decrease) in unearned revenue                                         (355,750)                 554,301
                                                                            --------------------  -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            13,885,818                8,195,860
                                                                            --------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                                       (14,517,684)             (24,544,425)
    Proceeds from sale or maturity of available-for-sale securities                  18,580,078               24,744,291
    (Increase) decrease in advances to officers, directors
        and employees                                                                   (40,304)                   2,783
    (Increase) decrease in amounts due to/from related parties                           16,222                    1,818
    (Increase) decrease in restricted cash                                              148,477                 (264,593)
    Proceeds from sale of equipment                                                           -                   68,000
    Capital expenditures                                                             (3,438,992)              (4,984,762)
                                                                            --------------------  -----------------------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                                                 747,797               (4,976,888)
                                                                            --------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase and retirement of common stock                                                  -                 (369,000)
     Principal payments on long-term debt                                               (67,748)                 (53,978)
     Proceeds from long-term debt                                                             -                1,280,837
                                                                            --------------------  -----------------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                                 (67,748)                 857,859
                                                                            --------------------  -----------------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                              14,565,867                4,076,831

CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                               60,511,367               43,870,755
                                                                            --------------------  -----------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                          $  75,077,234           $   47,947,586
                                                                            ====================  =======================

   The accompanying notes are an integral part of these financial statements.

                                                                                Statement of Cash Flows for the Nine-
                                                                        Month Periods Ended January 31, 2002 and 2001
MARKET AMERICA, INC.                                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                          January 31, 2002          January 31, 2001
                                                                         --------------------   ----------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the period for:

         Interest                                                               $    178,679             $    116,838

         Income taxes                                                           $ 13,817,000             $ 12,236,340


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

      Net change in unrealized holding gains or losses on
      available-for-sale securities, net of deferred
      income taxes (benefit) of ($14,278) and $14,124                           $    (23,239)            $     30,372



   The accompanying notes are an integral part of these financial statements.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                               January 31, 2002 (Unaudited)
-------------------------------------------------------------------------------

Interim Financial Information

The unaudited interim financial statements of Market America, Inc. (the "Company") as of January 31, 2002 and 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of January 31, 2002 and for the three and nine-month periods ended January 31, 2002 and 2001. Management suggests that these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended January 31, 2002 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2002.

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

Related Party Transactions

In December 1999, the Company entered into an agreement with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, to lease real estate in Miami, Florida for direct sales training and education, as well as other corporate functions. The monthly rental is $60,000 and the lease has a 20-year term with a renewal option for an additional 20-year term. The Company has paid a $600,000 non-interest bearing damage deposit as part of this lease, which is included in other assets on the balance sheet. The amount of rent expense under this agreement aggregated $180,000 and $540,000 during each of the three and nine-month periods ended January 31, 2002 and 2001, respectively. In connection with this lease, the Company has guaranteed a $5.3 million five-year loan to the related company for the purchase of the real estate being leased. As of January 31, 2002, the guaranteed loan had an outstanding balance of $4,080,306. The Company had restricted cash of $2,560,000 as collateral under the loan guarantee as of January 31, 2002. In October 2001, the Company began construction of a $675,000 building on this leased property in order to further expand the meeting and training facilities in Miami, Florida. As of January 31, 2002, the Company had paid approximately $104,000 towards the construction of this facility.

During the year ended April 30, 1999, the Company entered into a 33-year net ground lease with a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, for the site on which the Company has constructed its new headquarters and warehouse facility in Greensboro, North Carolina at a cost of $4,593,133. Required rental payments are $17,000 per month since October 2000, and $10,666 per month prior to that date. The amount of rent expense under this agreement was $51,000 and $153,000 for the three-month and nine-month periods ended January 31, 2002, respectively. Rent expense for the three-month and nine-month periods ended January 31, 2001 was $51,000 and $121,330, respectively. In June 1999, the Company paid $500,000 to the Ridinger company for a Right of First Refusal on this site, which provides the Company with the opportunity to purchase the land, should it be offered for sale, before the land is offered for sale to other parties. The amount paid is included in other assets and is being amortized on a straight-line basis over the lease term. The unamortized balance will be applied to the purchase price of the land in the event the Company buys it. On June 28, 1999, the Company became guarantor of a $1.6 million bank loan to the Ridinger company used for the purchase of the land. The guaranteed loan had an outstanding balance of $1,040,450 at January 31, 2002. This loan and the Company's term loan are cross-collateralized by the land being leased from the Ridinger company and by the building improvement constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

                                                  Notes to Financial Statements
MARKET AMERICA, INC.                               January 31, 2002 (Unaudited)
-------------------------------------------------------------------------------

In June 2001, the Company purchased a facility in Miami, Florida from an unrelated party for $3,560,400. The Company had made an earnest money deposit of $1,100,000 on this facility during the fourth quarter of fiscal 2001 and paid the remaining $2,460,400 in cash upon closing. The Company will lease the land on which the facility sits from a company owned by Mr. and Mrs. James H. Ridinger, officers/stockholders of the Company, at an amount and period yet to be determined. The Company is in the process of obtaining an independent appraisal of the property in order to set the lease amount at fair value. The Company has paid $80,000 towards the lease of this property during the nine-months ended January 31, 2002. The building will be depreciated over the shorter of its estimated useful life or the term of the ground lease. The Company has estimated and recorded approximately $89,000 of depreciation expense on the building during the nine-months ended January 31, 2002.

Substantially all of the Company's leasehold improvements are to properties leased from related companies.

Related party transactions are more fully described in the Company's most recent Annual Report on Form 10-K.


Management Buyout Offer

On January 11, 2002, Market America Inc. ("Market America") issued a press release announcing that it had accepted a previously announced proposal to take the Company private at a price of $8.00 per share. The proposal is from a management group led by President and Chief Executive Officer, James H. Ridinger. The transaction is subject to the approval of a majority of the shares held by Market America's unaffiliated shareholders. Mr. Ridinger holds approximately 77% of Market America's common stock. The Board of Directors of Market America authorized the preparation of merger agreement and proxy materials for a special meeting of shareholders anticipated to be scheduled for June 2002 following clearance of such proxy materials by the Securities and Exchange Commission.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had unrestricted and restricted cash on deposit with various financial institutions and available-for-sale debt securities totaling $80.2 million as of January 31, 2002 compared to $69.7 million as of April 30, 2001. The $80.2 million as of January 31, 2002 was comprised of $75.1 million of unrestricted cash, $2.8 million of restricted cash and $2.3 million of available-for-sale securities.

The restricted cash consisted primarily of certificates of deposit, which were restricted for use as collateral under a guarantee of a $5.3 million loan extended by a financial institution to a related company controlled by Mr. and Mrs. James H. Ridinger, officers and stockholders of the Company, during fiscal 2000. The guaranteed loan had an outstanding balance of $4,080,306 as of January 31, 2002. The loan proceeds were used by the related company to purchase real estate in Miami, Florida. The Company is leasing this real estate under a twenty-year agreement. The real estate is used for direct sales training and education as well as other corporate functions (see Related Party Transactions in the Notes to Financial Statements above). During October 2001, the Company began construction of a $675,000 building on this leased real estate in order to further expand the training and meeting facilities in Miami, Florida. The costs of this facility will be funded from cash flows from operations. As of January 31, 2002, the Company had paid approximately $104,000 towards the construction of this facility.

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

The Company is also a guarantor of a $1.6 million loan by a financial institution to a related company. The guaranteed loan had an outstanding balance of $1,040,450 as of January 31,2002. The proceeds of the loan were used by the related company to purchase the land on which the Company constructed its new office and distribution facility in Greensboro, North Carolina. This loan and the Company's building loan are cross-collateralized by the land being leased from the related company and by the building constructed thereon by the Company. The guaranteed loan is repayable over a five-year period.

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


Results of Operations

The Company's sales continued to grow during the three and nine-month periods ended January 31, 2002. Net sales increased 16.4% to $37.9 million from $32.6 million for the quarter ended January 31, 2002 compared to the same period in 2001. Net sales increased by 13.5% to $115.0 million from $101.4 million for the nine-month period ended January 31, 2002 compared to the same period in 2001.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Commission expense was $16.3 million and $14.1 million for the three-month periods ended January 31, 2002 and 2001, respectively. Commission expense was $49.0 million and $44.5 million for the nine-month periods ended January 31, 2002 and 2001, respectively. Commissions, as a percentage of sales, were 43.1% and 43.3% for the three-month periods ended January 31, 2002 and 2001, respectively, and 42.6% and 43.9% for the nine-month periods ended January 31, 2002 and 2001, respectively. The commission payout as a percentage of business volume earned through commissionable product sales has remained consistent during both the three and nine-month periods ended January 31, 2002 when compared to the same prior year periods.

General and administrative expenses were $5.2 million and $4.3 million for the three-month periods ended January 31, 2002 and 2001, respectively, and $14.3 million and $12.2 million for the nine-month periods ended January 31, 2002 and 2001, respectively. As a percentage of sales, general and administrative expenses were 13.8% and 13.3% for the three-month periods ended January 31, 2002 and 2001, respectively, and 12.4% and 12.0% for the nine-month periods ended January 31, 2002 and 2001, respectively. For the three and nine-month periods ended January 31, 2002 and 2001, other general and administrative expenses included the following items:


                                           Three-Months                       Nine-Months
                                         Ended January 31,                   Ended January 31,
                                       2002             2001              2002              2001
                                   -----------       ----------        ----------        -----------

Insurance                          $  298,797        $  278,464        $  809,417        $  520,317
Other taxes and licenses              384,525           137,406           798,111           472,525
Legal and professional fees           307,931           233,346           707,624           557,436
Repairs and maintenance               116,244           110,345           468,033           706,856
Utilities                              88,951            72,883           268,611           251,548
Other                                 849,768           988,589         2,555,266         2,339,662
                                   ----------        ----------        ----------        ----------
                                   $2,046,216        $1,821,033        $5,607,062        $4,848,344
                                   ==========        ==========        ==========        ==========

The increase in salary expense for the fiscal 2002 periods is primarily a result of the timing of officer bonuses and an increase in the number of employees in the Company's Information Technology departments due to the expansion of the Company's internet presence over the past year.

Depreciation and amortization expense increased in the fiscal 2002 periods due to the completion of the office and distribution facility in Greensboro, North Carolina during July 2000, renovation completions of the office and training center in Miami, Florida and the expansion of the training facilities in Miami, Florida. The facility in North Carolina is being depreciated over 33 years (ground lease term). The equipment and furnishings for these facilities are being depreciated over 10 years. The new meeting and training facility in Miami, Florida purchased during June 2001 will be depreciated over the shorter of it's estimated useful life or the term of the ground lease for the land upon which the facility sits. The Company has estimated and recorded approximately $42,500 and $89,000 of depreciation expense for this facility during the three and nine-month periods ended January 31, 2002, respectively.

The Company incurred larger consulting expenses during the fiscal 2001 periods due to renovations of the leased corporate facility in Miami, Florida.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


Insurance expense increased during the fiscal 2002 periods due to higher health care costs incurred and number of employees covered under the Company's self-insured health insurance plan. The amount of expense incurred under the plan can vary from year to year depending upon the health and number of Company employees. The Company's health plan has a $50,000 annual stop limit per employee and an annual aggregate stop loss limit of approximately $889,000. The Company also incurred larger property insurance due to the completion of the Company's office and distribution facility in Greensboro, North Carolina during July 2000 and expansion of corporate facilities in Miami, Florida.

Other taxes and licenses have increased as a result of the Company recognizing approximately $125,000 more in property taxes during the three and nine-month periods ended January 31, 2002 compared to same prior year periods. During fiscal 2002, property tax bills were paid early in order to receive a discount on the bills. Certain property taxes were included in the fourth quarter of fiscal 2001. The Company also incurred approximately $80,000 more in property taxes during the current year due to the expansion of corporate facilities in Miami, Florida and the completion of the new office and distribution facility in Greensboro, North Carolina during July 2000. The Company has also incurred larger payroll taxes during the current year due to the growth in the number of employees.

The primary result of the increase in legal and professional fees during the current year is directly related to the proposed going private transaction (see Notes to Financial Statements - Management Buyout Offer above).

Repairs and maintenance costs were lower during the fiscal 2002 periods due to larger expenditures associated with the Company's yacht and the Miami training and office facility during the prior year.

Other operating expenses were 5.4% and 5.6% of sales for the three-month periods ended January 31, 2002 and 2001, respectively. Other operating expenses were 4.9% and 4.8% of sales for the nine-month periods ended January 31, 2002 and 2001, respectively.

The effective income tax rate for the prior year periods was lower due to changes made during the prior year in the Company's multi-state allocation methodology. These changes resulted in the amendment of state income tax returns for fiscal years 1997, 1998 and 1999 during the prior year.


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

PART II


ITEM 1   LEGAL PROCEEDINGS

         As a result of the proposed going-private transactions (see Notes to Financial Statements - Management Buyout Offer), Market America and its directors have been named as defendants in a class action lawsuit filed in Superior Court in Guilford County, State of North Carolina, on October 19, 2001. The plaintiff purports to represent a class of all of the public shareholders of Market America whose shares would be converted into the right to receive $8.00 in cash per share in connection with the Merger. The complaint asserts that the $8.00 per share price to be paid to public shareholders in connection with the Merger is inadequate. The complaint also alleges that the director defendants are engaged in self-dealing and are not acting in good faith toward the plaintiff and the other members of his class and that the directors have breached their fiduciary duties to plaintiff and the other members of the class. The complaint seeks an order certifying the class and remedies including injunctive relief that would, if granted, prevent the completion of the merger, as well as costs and certain unspecified monetary damages. On December 20, 2001, the defendants filed their answer, generally denying the allegations of the complaint.

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

         (b)   REPORTS ON FORM 8-K

               On January 14, 2002, the Company filed Form 8-K with the Securities and Exchange Commission. The report explained that on January 11, 2002, the Company issued a press release announcing that it had accepted a previously announced proposal to take the Company private at a price of $8.00 per share. The proposal is from a management group led by President and Chief Executive Officer, James H. Ridinger. The transaction is subject to the approval of a majority of the shares held by Market America's unaffiliated shareholders. Mr. Ridinger holds approximately 77% of Market America's common stock. The Board of Directors of Market America authorized the preparation of merger agreement and proxy materials for a special meeting of shareholders anticipated to be scheduled for June 2002 following clearance of such proxy materials by the Securities and Exchange Commission.

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


                                           MARKET AMERICA, INC.
                                           (Registrant)




Date: March 17, 2002                       \s\ James H. Ridinger
-----------------------------------        ------------------------------------
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